Form 10-Q
period 1999-06-30
DIGITAL ISLAND INC
filed 1999-08-12
CIK 1084329

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1999.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from  to  .

                        Commission File Number:

                               ----------------

                             Digital Island, Inc.
            (Exact name of Registrant as specified in its charter)

                               ----------------

                   Delaware                            68-0322824
       (State or other jurisdiction of     (IRS Employer Identification No.)
        incorporation or organization)

        45 Fremont Street, Suite 1200, San Francisco, California 94105
        (Address of principal executive offices)            (zip code)

      Registrant's telephone number, including area code: (415) 228-4100

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [X] No [_]

and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  As of August 9, 1999, there were 35,941,727 shares of the Registrant's Common Stock outstanding, par value $0.001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              DIGITAL ISLAND, INC.

                           Form 10-Q Quarterly Report
                      For the Quarter Ended June 30, 1999

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
 PART I.  Financial Information

 Item 1   Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of September 30,
          1998 and June 30, 1999......................................      3

          Condensed Consolidated Statements of Operations for the
           three and nine months ended June 30, 1998 and 1999.........      4

          Condensed Consolidated Statements of Cash Flows for the nine
           months ended June 30, 1998 and 1999........................      5

          Notes to Condensed Consolidated Financial Statements........      6

 Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      7

 Item 3   Quantitative and Qualitative Disclosures About Market Risk..     11

 PART II. Other Information

 Item 1   Legal Proceedings...........................................     23

 Item 2   Changes in Securities and Use of Proceeds...................     23

 Item 3   Defaults Upon Senior Securities.............................     24

 Item 4   Submission of Matters to a Vote of Security Holders.........     24

 Item 5   Other Information...........................................     24

 Item 6   Exhibits and Reports on Form 8-K............................     24

 Signatures............................................................    26

                         PART I--FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

                              DIGITAL ISLAND, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                       September 30,  June 30,
                                                           1998         1999
                                                       ------------- -----------
                                                                     (Unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents..........................    $  5,711     $  7,685
  Investments........................................      10,123       23,542
  Accounts receivable, net...........................         662        3,116
  Restricted cash....................................         263          763
  Other receivables..................................         532       64,170
  Deferred offering costs............................         132          --
  Prepaid expenses and other.........................         152        2,108
                                                         --------     --------
   Total current assets..............................      17,575      101,384
Property and equipment, net..........................       4,938       11,923
Other assets.........................................         104          488
                                                         --------     --------
   Total assets......................................    $ 22,617     $113,795
                                                         ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Bank borrowings....................................    $    801     $    801
  Capital lease obligations..........................         756        2,055
  Accounts payable...................................       2,408        4,766
  Accrued liabilities................................         716        2,491
  Deferred revenue...................................          11          689
                                                         --------     --------
   Total current liabilities.........................       4,692       10,802
Bank borrowings, less current portion................         884          457
Capital lease obligations, less current portion......       1,551        2,264
                                                         --------     --------
   Total liabilities.................................       7,127       13,523
                                                         --------     --------
Stockholders' equity:
  Series A through E convertible preferred stock,
   $0.001 par value: Authorized: 14,000,000 shares in
   1998; issued and outstanding: 13,305,657 shares
   in; (liquidation value: $36,894,973 at September
   30, 1998); June 30, 1999 (unaudited)--no shares
   authorized, issued, and outstanding...............          13          --
  Preferred stock, $0.001 par value: September 30,
   1998--no shares authorized, issued and
   outstanding; June 30, 1999 (unaudited)--10,000,000
   shares authorized; No shares issued and
   outstanding.......................................         --           --
  Common stock, $0.001 par value: Authorized:
   30,000,000 shares in 1998, and 70,000,000 shares
   at June 30, 1999 (unaudited); issued and
   outstanding: 2,519,835 shares in 1998 and
   35,935,627 shares at June 30, 1999 (unaudited)....           3           36
  Additional paid-in capital.........................      39,182      156,782
  Deferred compensation..............................      (1,503)      (4,966)
  Stockholder note receivable........................        (110)        (524)
  Common stock warrants..............................          29          --
  Accumulated deficit................................     (22,124)     (51,056)
                                                         --------     --------
   Total stockholders' equity........................      15,490      100,272
                                                         --------     --------
   Total liabilities and stockholders' equity........    $ 22,617     $113,795
                                                         ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DIGITAL ISLAND, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                  Three Months Ended       Nine Months Ended
                                       June 30,                June 30,
                                ----------------------- -----------------------
                                   1998        1999        1998        1999
                                ----------- ----------- ----------- -----------
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Revenue.......................   $     725   $   3,700   $   1,416   $   7,495
Costs and expenses:
  Cost of revenue.............       2,267       8,055       6,293      15,805
  Sales and marketing.........       1,296       4,525       3,083       9,696
  Product development.........         538       1,853       1,109       3,863
  General and administrative..         902       2,469       2,065       5,431
  Stock compensation expense..         132       1,248         132       2,274
                                 ---------   ---------   ---------   ---------
    Total costs and expenses..       5,135      18,150      12,682      37,069
                                 ---------   ---------   ---------   ---------
    Loss from operations......      (4,410)    (14,450)    (11,266)    (29,574)
                                 ---------   ---------   ---------   ---------
Interest income (expense),
 net..........................         123         387         187         644
                                 ---------   ---------   ---------   ---------
    Loss before income taxes..      (4,287)    (14,063)    (11,079)    (28,930)
Provision for income taxes....         --          --          --            2
                                 ---------   ---------   ---------   ---------
    Net loss..................   $  (4,287)  $ (14,063)  $ (11,079)  $ (28,932)
                                 =========   =========   =========   =========
Basic and diluted net loss per
 share........................   $   (1.92)  $   (3.96)  $   (4.99)  $  (10.31)
                                 =========   =========   =========   =========
Weighted average shares
 outstanding used in per share
 calculation..................   2,231,367   3,555,232   2,222,463   2,806,988
                                 =========   =========   =========   =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DIGITAL ISLAND, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              For the Nine
                                                                 Months
                                                             Ended June 30,
                                                           -------------------
                                                             1998      1999
                                                           --------  ---------
Cash flows from operating activities:
  Net loss................................................ $(11,079) $ (28,932)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization.........................      466        868
    Stock compensation expense............................      132      2,274
    Amortization of discounts on investments..............     (102)      (419)
    Gain on disposal of property and equipment............      --          (5)
    Change in operating assets and liabilities............   (1,106)      (889)
                                                           --------  ---------
      Net cash used in operating activities...............  (11,689)   (27,103)
                                                           --------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.....................     (482)    (5,104)
  Proceeds from maturities of short-term investments......    2,000     13,200
  Decrease (increase) in restricted cash..................      121       (500)
  Purchases of short-term investments.....................   (6,635)   (26,200)
                                                           --------  ---------
      Net cash used in investing activities...............   (4,996)   (18,604)
                                                           --------  ---------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net..........   14,743     47,461
  Proceeds from exercise of warrants......................      --          10
  Payment to stockholder in exchange for Note.............      --        (128)
  Proceeds from issuance of common stock..................      154        965
  Proceeds from bank borrowings...........................      528        532
  Repayments of bank borrowings...........................     (114)      (427)
  Repayments of capital lease obligations.................      (41)      (732)
                                                           --------  ---------
      Net cash provided by financing activities...........   15,270     47,681
                                                           --------  ---------
      Net increase (decrease) in cash and cash
       equivalents........................................   (1,415)     1,974
Cash and cash equivalents, beginning of period............    4,584      5,711
                                                           --------  ---------
Cash and cash equivalents, end of period.................. $  3,169  $   7,685
                                                           ========  =========
Supplemental disclosures of cash flow information:
  Cash paid for interest.................................. $     80  $     268
                                                           ========  =========
  Cash paid for income taxes.............................. $      1  $       2
                                                           ========  =========
Supplemental schedule of noncash investing and financing
 activities:
  Receivable of proceeds from initial public offering..... $    --   $  64,170
                                                           ========  =========
  Note receivable issued in exchange for common stock..... $    110  $     286
                                                           ========  =========
  Capital lease obligations for equipment................. $  1,871  $   2,744
                                                           ========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             DIGITAL ISLAND, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The accompanying condensed consolidated financial statements include the accounts of Digital Island, Inc. and its wholly-owned subsidiaries, Digital Island B.V. and Digital Island, Ltd. (the Company). All intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's final prospectus on Form S-1 filed with the Securities and Exchange Commission on June 29, 1999.

2. Initial Public Offering

  On June 29, 1999, the Company completed an initial public offering in which 6,000,000 shares of Common Stock were sold at a price of $10.00 per share. On June 30, 1999, the Company sold another 900,000 shares through the exercise of the underwriters' over-allotment option. Simultaneous with the closing of this offering, all of the Company's Preferred Stock converted to Common Stock.

3. Calculation of Net Loss Per Share

  Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) calculation (in thousands, except for share and per share amounts):

                                  Three Months Ended       Nine Months Ended
                                       June 30,                June 30,
                                ----------------------- -----------------------
                                   1998        1999        1998        1999
                                ----------- ----------- ----------- -----------
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Numerator--Basic and Diluted
 EPS Net Loss..................  $  (4,287)  $ (14,063)  $ (11,079)  $ (28,932)
                                 =========   =========   =========   =========
Denominator--Basic and Diluted
 EPS
  Weighted average Common Stock
   Outstanding.................  2,427,106   3,759,285   2,309,076   2,977,229
  Common Stock subject to
   repurchase..................   (195,739)   (204,053)    (86,613)   (170,241)
                                 ---------   ---------   ---------   ---------
  Total weighted average Common
   Stock outstanding...........  2,231,367   3,555,232   2,222,463   2,806,988
                                 =========   =========   =========   =========
Basic and diluted loss per
 share.........................  $   (1.92)  $   (3.96)  $   (4.99)  $  (10.31)
                                 =========   =========   =========   =========

4. Subsequent Event

  In July 1999, Digital Island Japan KK and Digital Island (Hong Kong) Limited were established as wholly-owned subsidiaries of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

  THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DIGITAL ISLAND CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. DIGITAL ISLAND'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT AND IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

  We offer a global network and related services for companies that are using the Internet to deploy key business applications worldwide. We target corporations that are increasingly relying on the Internet to conduct business but are constrained by the unreliability, slow performance and limited range of functions of the public Internet. The Digital Island Global IP Applications Network and our services enable customers to effectively deploy and manage global Internet applications by combining the reliability, performance and broad range of functions of private intranets with the global access of the public Internet. We also offer service level guarantees, customized billing, security services, network management and other application services designed to improve the performance of applications deployed on our network.

  We did not begin offering our Global IP Applications Network services until January. Since inception, we have incurred net losses and experienced negative cash flow from operations. We expect to continue to operate at a net loss and to experience negative cash flows at least through the year 2000. Our ability to achieve profitability and positive cash flow from operations will be dependent upon our ability to grow our revenues substantially and achieve other operating efficiencies.

  We derive our revenues from a family of services, which include Application Hosting and Content Distribution Services, consisting of server management, hardware management and co-location services, and Network Services, consisting of the sale of open, reserved and managed bandwidth. We currently sell our services under contracts having terms of one or more years.

  Cost of revenues consists primarily of the cost of contracting for lines from telecommunication providers worldwide and, to a lesser extent, the cost of our network operations. We lease lines under contracts of one year or more. The leasing of transoceanic lines comprises the largest component of our telecommunications expense, with additional costs arising from leasing local circuits between our data centers and points of presence in the United States and international markets. In the future, we expect to increase the size and number of circuits leased based on increases in network volume and geographic expansion. The cost of our network operations is comprised primarily of data centers, equipment maintenance, personnel and related costs associated with the management and maintenance of the network.

  Some options granted and common stock issued from May 1, 1998 to June 30, 1999 have been considered to be compensation. Total deferred compensation associated with such equity transactions as of June 30, 1999 amounted to $7.7 million. These amounts are being amortized over the vesting periods of such securities. Of the total stock compensation expense, $487,000 was amortized in the year ended September 30, 1998 and $2.3 million was amortized in the nine months ended June 30, 1999. We expect amortization of $3.2 million and $2.4 million in the years ending September 30, 1999 and 2000, respectively, relating to these grants.

Nine Months Ended June 30, 1999 and 1998

  Revenue. Revenue increased to $7.5 million for the nine months ended June 30, 1999 from $1.4 million for the nine months ended June 30, 1998. The increase in revenue was due primarily to an increase in the number of billing customers to 62 from 21.

  Cost of Revenue. Cost of revenue increased to $15.8 million for the nine months ended June 30, 1999 from $6.3 million for the nine months ended June 30, 1998. The increase in cost of revenue was due to $8.2 million of spending for additional network capacity as well as $1.3 million in recruitment and compensation costs relating to the addition of network operations personnel. We anticipate that our cost of revenue will grow significantly in future periods in order to accommodate planned increases in the number of customers and increased usage by existing customers.

  Sales and Marketing. Sales and marketing expenses consist primarily of staffing and marketing personnel and marketing programs, salespeople, sales engineering, customer service personnel and administrative personnel. Sales and marketing expenses increased to $9.7 million for the nine months ended June 30, 1999 from $3.1 million for the nine months ended June 30, 1998. This increase was due to $6.2 million of recruitment and compensation expense relating to the addition of sales and marketing personnel and $0.4 million of program and other expenses, including new collateral, competitive analysis and partnering programs. We expect sales and marketing expenses to increase in future periods.

  Product Development. Product development expenses consist primarily of costs associated with personnel and related costs and those costs associated with new product introductions. Product development expenses increased to $3.9 million for the nine months ended June 30, 1999 from $1.1 million for the nine month period ended June 30, 1998. This increase was due primarily to $2.3 million of growth in personnel and $0.5 million in related costs arising from new product initiatives including TraceWare, and mirroring and caching. We expect product development expenses to increase in future periods.

  General and Administrative. General and administrative expenses consist of personnel related expenses and other costs associated with office facilities, professional services and other administrative related expenses. General and administrative expenses increased to $5.4 million for the nine months ended June 30, 1999 from $2.1 million for the nine months ended June 30, 1998. This increase was due to $1.4 million of growth in personnel and related expenses, $1.3 million of depreciation of network equipment and $0.6 million of office facility expenses, legal and accounting fees and other administrative related expenses. We expect general and administrative expenses to increase in future periods to support expected growth in future revenues and costs related to being a public company.

  Interest Income, net. Interest income, net, includes interest income from our cash and cash equivalents, and investments. Interest expense relates to our financing obligations, including bank borrowings and borrowings associated with equipment leasing. Interest income, net, increased to $644,000 for the nine months ended June 30, 1999 from $187,000 for the nine months ended June 30, 1998. This increase was due to a higher average cash balance as a result of the proceeds of the issuance of shares of our preferred stock.

  Provision for Income Taxes. Digital Island has had net operating losses for every period through June 30, 1999. We may not be able to utilize all or any of these tax loss carry-forwards as a result of prior stock offerings. We have not recognized a provision for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns and we have placed a valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

  From inception through June 30, 1999, we financed our operations primarily through private equity placements of $86.9 million dollars and borrowings under notes payable and capital leases from financial institutions of $7.7 million. At June 30, 1999, we had an accumulated deficit of $51.1 million and cash and cash equivalents and short-term investments of $31.2 million.

  Net cash used in our operating activities for the nine months ended June 30, 1999 was $27.1 million. The net cash used by operations was primarily due to working capital requirements and net losses, offset by increases in accounts payable and accrued expenses. Net cash used in investing activities was $18.6 million for the period ended June 30, 1999 and is comprised of equipment purchases of $5.1 million and investments of $13.0 million in commercial paper with maturities of less than one year. Net cash provided by financing activities was $47.7 million and is related primarily to the issuance of our Series E Preferred Stock, as well as net borrowing under our bank and leasing lines of credit.

  We have a $750,000 revolving line of credit with a commercial bank for the purpose of financing equipment purchases. As of June 30, 1999, $387,000 was outstanding thereunder. The loan contains standard covenants including minimum working capital, minimum tangible net worth, debt to equity ratio and financial reporting requirements. Interest on borrowings thereunder accrues at the lender's prime rate plus 0.75% (which was 8.5% at June 30, 1999), and is payable monthly. No further advances were permitted following October 18, 1997, and any outstanding amounts are payable on or before October 18, 2000.

  We also have a $7.5 million line of credit with a commercial bank, consisting of a revolving credit facility of up to $5 million and other facilities of up to $2.5 million. As of June 30, 1999, approximately $230,000 was outstanding under the revolving credit facility, and approximately $640,000 was outstanding under equipment loan facilities. No further amounts may be borrowed under the equipment loan facilities. Advances under the line of credit are limited to a percentage of our recurring contract revenue. The loan contains standard covenants, including minimum working capital, minimum tangible net worth, debt to equity ratio and financial reporting requirements. Interest on borrowings thereunder accrues at the lender's prime rate plus 0.25% (which was 8.00% at June 30, 1999), and is payable monthly. Under the terms of the equipment loan facilities, interest is charged at the lender's prime rate plus 0.75%, which was 8.5% at June 30, 1999. The loans mature at various times in 2001. Between October 1, 1998 and January 31, 1999, we did not comply with the minimum tangible net worth and financial reporting covenants. However, we obtained waivers for all covenant violations. We have complied with all covenants since January 31, 1999. Additionally, we have two lease lines of credit totaling $4.4 million for equipment purchased. Total borrowings under these two lease lines of credit were $4.3 million at June 30, 1999.

  We believe that the net proceeds from our initial public stock offering, together with our existing cash and funds available under our existing credit facilities, will be sufficient to fund our operating losses, working capital needs and capital expenditures, for at least the next 12 months. The execution of our business plan will require substantial additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures thereafter. While we currently have no material commitments for capital expenditures, we anticipate making up to approximately $15.0 million of capital expenditures for network expansion, facilities and personnel related costs in the next 12 months. We intend to continue to consider our future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements:

  . demand for our services or our anticipated cash flow from operations being less than expected;

  . our development plans or projections proving to be inaccurate;

  . our engaging in acquisitions or other strategic transactions; or

  . our accelerating deployment of our network services or otherwise altering the schedule of our expansion plan.

  Other than the current bank note payable and lease financing, we have no present commitments or arrangements assuring us of any future equity or debt financing, and there can be no assurance that any such equity or debt financing will be available to us on favorable terms, or at all. If we do not obtain additional financing, we believe that our existing cash resources will be adequate to continue expanding operations on a reduced scale.

Recent Accounting Pronouncements

  On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires computer software costs related to internal software that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, we will adopt SOP 98-1 in our consolidated financial statements for the year ending September 30, 2000.

  On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. As we have not capitalized such costs, the adoption of SOP 98-5 is not expected to have a material impact on our consolidated financial statements.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. We do not believe the adoption of SFAS 133 will have a material effect on our consolidated results of operations or financial condition.

Year 2000 Compliance

  Many currently installed computer systems are not able to distinguish 21st century dates from 20th century dates. As a result, computer systems and software that fail to recognize the proper date at the end of this year may suffer major system failures or miscalculations. If we or our key third party suppliers fail to achieve Year 2000 compliance, we may experience operating difficulties, including impaired ability to transport data over our network and impaired ability to bill for our services. We recognize the need to ensure that our operations will not be adversely affected by Year 2000 software failures. We are assessing the potential overall impact of the impending century change on our operations.

  Based on our assessment to date, we believe the current versions of our software products and services are Year 2000 compliant, that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products, which may not be Year 2000 compliant. We may in the future be subject to claims based on Year 2000 problems in others' products, or issues arising from the integration of multiple products within an overall system. Although we have not been a party to any litigation or arbitration proceeding to date involving our products or services and related to Year 2000 compliance issues, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any potential liability on our part for Year 2000-related damages, including consequential damages, could cause our business and financial results to suffer. In addition, we believe that purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may reduce funds available to purchase software products such as those offered by us. To the extent that Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase our products or services, our business and financial results could suffer.

  Thus far, we have not formulated a contingency plan should we or any of our key third parties sustain business interruptions caused by Year 2000 problems. However, the cost of developing and implementing such a plan, if necessary, could be material. We are reviewing our internal management information and other systems in order to identify and modify any products, services or systems that are not Year 2000 compliant. To date, we have not encountered any material Year 2000 problems with our computer systems, applications or any other equipment which might be subject to these problems. In addition, we received an independent third-party evaluation of the Year 2000 compliance of our network equipment and carriers in March 1999. However, the third-party evaluation of our computer systems and applications has yet to commence. We expect this evaluation to begin in July 1999, and to be completed by the end of August 1999. In the event that any Year 2000 remedial actions are necessary for the computer systems and applications, we plan to implement all reasonable and necessary measures by October 1999. Finally, we will continue to monitor Year 2000 compliance for our new products and services as they arise throughout the remainder of the year.

  Our plan for the Year 2000 calls for compliance verification of external vendors supplying software and information systems to us and communication with significant suppliers to determine their ability to remediate their own Year 2000 issues. As part of our assessment, we are evaluating the level of validation we will require of third parties to ensure their Year 2000 readiness. In the event that any of these third parties cannot timely provide us with products, services or systems that meet the Year 2000 requirements, we may incur unexpected expenses to remedy any problems. These expenses could potentially include purchasing replacement hardware or software. In addition, our business and our ability to deliver our products and services could be severely affected, at least for a certain period of time, in the event that Year 2000 related problems were to cause disruption or failure in the Internet as a means of delivery of our products and services or more generally, disruption to the infrastructure. The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to our business, results of operations and financial condition. These costs and the timing in which we plan to complete our Year 2000 modification and testing processes are based on our management's estimates. We may not be able to remediate all significant Year 2000 problems on a timely basis. Our remediation efforts may involve significant time and expense, and could cause our business and prospects to suffer.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  We develop global network and related services and sell such services in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our foreign exchange risks. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                        Risks Related to Digital Island

We have a short operating history.

  Our limited operating history makes it difficult for us to predict future results of operations, and makes it difficult to evaluate us or our prospects. We were incorporated in 1994, and began offering our global applications network services in January 1997. Prior to such time, we were engaged in activities unrelated to our current operations, and as a result, the results of operations for such periods are not comparable to our results of operations for 1997 or any subsequent periods.

We have incurred operating losses since our inception and expect future operation losses for the foreseeable future.

  The revenue and income potential of our business and market is unproven. From inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. For the fiscal year ended September 30, 1998, our operating loss, negative cash flow from operations and net loss were $17.1 million, $15.7 million and $16.8 million, respectively. For the nine months ended June 30, 1999, our operating loss, negative cash flow from operations and net loss was $29.6 million, $27.1 million and $28.9 million, respectively. As of June 30, 1999, we had an accumulated deficit of approximately $51.1 million.

  Currently, we anticipate making significant investments in our network infrastructure and product development as well as our sales and marketing programs and personnel. Therefore, we believe that we will continue to experience significant losses on a quarterly and annual basis for the foreseeable future. You must consider us and our prospects in light of the risks and difficulties encountered by companies in new and rapidly evolving markets. Our ability to address these risks depends on a number of factors which include our ability to:

  . market our brand name effectively to companies in our target markets;

  . provide reliable and cost-effective services to attract and retain our target customers;

  . continue to grow our infrastructure to accommodate new Internet developments and increased utilization of our network to maintain and increase our ability to service new and existing customers; and

  . expand our channels of distribution to increase our presence in our target markets.

  We may not be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in us will decline.

  Although we have experienced growth in revenues in recent periods, this growth rate may not be indicative of future operating results. We may never be able to achieve or sustain profitability.

Our operating results may fluctuate in future periods which may cause volatility or a decline in the price of our stock.

  Due to a variety of factors, we expect to experience significant fluctuations in our future results of operations, and shortfalls in revenue may cause significant variations in our operating results in any quarter. Such fluctuations may cause the price of our stock to fall. Factors, many of which are out of our control, that could cause our operating results to fluctuate and our stock price to fall include:

  . demand for and market acceptance of our products and services may decline or fail to increase enough to offset our costs;

  . introductions of new products and services or enhancements by us and our competitors may increase our costs or make our existing products or services obsolete;

  . the prices we can charge our customers may decline due to price competition with our competitors;

  . utilization of our global network may increase beyond our capacity and we may incur expenses to increase such capacity;

  . continuity of our service and network availability could be interrupted, reducing revenue;

  . the availability and cost of bandwidth may reduce our ability to increase bandwidth as necessary, reducing our revenue;

  . the timing of customer installations and the timing of expansion of our network infrastructure may vary from quarter to quarter;

  . the mix of products and services we sell may change and the new mix may generate less revenue;

  . the timing and magnitude of our capital expenditures, including costs relating to the expansion of operations may vary from quarter to quarter;

  . bandwidth used by customers may fluctuate from quarter to quarter affecting our profits from such customers; and

  . conditions specific to the Internet industry and other general economic factors may affect the prices we can charge or the expenses we incur.

  In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to telecommunications capacity, depreciation, real estate and interest expenses and personnel, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Due to the foregoing, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance

We must offer services priced above the overall cost of bandwidth, and any failure to do so would jeopardize our operating results.

  If we do not obtain adequate bandwidth capacity on acceptable terms and realize appropriate customer volume for such bandwidth, we will not achieve positive gross profit. We purchase our bandwidth capacity on a fixed-price basis in advance of the sale of our services for such bandwidth. We sell our services, by contract, on the basis of actual usage. Our bandwidth costs currently are exceeding our revenues from the sale of services, which results in negative gross profit. In the future, we must obtain enough bandwidth to meet our projected customer needs, and we must realize adequate volume from our customers to support and justify such bandwidth capacity and expense.

  We expect that our cost to obtain bandwidth capacity for the transport of data over our network will decline over time as a result of, among other things, the large amount of capital currently being invested to build infrastructure providing additional bandwidth. We expect the prices we charge for data transported over our network will also decline over time as a result of, among other things, the lower cost of obtaining bandwidth and existing and new competition in the markets we address. As a result, our historical revenue rates are not indicative of future revenue based on comparable traffic volumes. If we fail to accurately predict the decline in costs of bandwidth or, in any event, if we are unable to sell our services at acceptable prices relative to our bandwidth costs, or if we fail to offer additional services from which we can derive additional revenues, our revenues will decrease and our business and financial results will suffer.

  Our data replication (mirroring) and storage (caching) business is attractive to customers primarily because these services eliminate a significant portion of the cost of transporting data by deploying data in close proximity to the end users. To the extent bandwidth costs decrease, the prices we may charge for these services will decrease as well. If the cost of bandwidth decreases in excess of our expectations, the value of these could be substantially reduced, which would harm our business and financial results.

We must retain and expand our customer base or else we will continue to be unprofitable.

  We currently incur costs greater than our revenues, and need to increase customer revenue in order to become profitable. We incur significant fixed costs to purchase our bandwidth capacity and maintain our network. We also have payroll and other working capital needs. If we are unable to retain or grow our customer base, we will not be able to increase our sales and revenues or create economies of scale to offset our fixed and other operating costs.

  Our ability to attract new customers depends on a variety of factors, including:

  . the willingness of businesses to outsource their Internet operations;

  . the reliability and cost-effectiveness of our services; and

  . our ability to effectively market such services.

  To attract new customers we intend to significantly increase our sales and marketing expenditures. However, our efforts might not result in more sales as a result of the following factors:

  . we may be unsuccessful in implementing our marketing strategies;

  . we may be unsuccessful in hiring a sufficient number of qualified sales and marketing personnel; and

  . any implemented strategies might not result in increased sales.

Any failure of our network infrastructure could lead to significant costs and disruptions which could reduce our revenues and harm our business and financial results.

  Our business is dependent on providing our customers with fast, efficient and reliable network services. To meet these customer requirements we must protect our network infrastructure against damage from:

  . human error;

  . fire;

  . natural disasters;

  . power loss;

  . telecommunications failures; and

  . similar events.

  Despite precautions taken by us, the occurrence of a natural disaster or other unanticipated problems at one or more of our data centers could result in service interruptions or significant damage to equipment. We have experienced temporary service interruptions in the past, and we could experience similar interruptions in the future.

Any failure of our telecommunications providers to provide required data communications capacity to us could result in interruptions in our services.

  Our operations are dependent upon data communications capacity provided by third-party telecommunications providers. Any failure of such telecommunications providers to provide the capacity we require may result in a reduction in, or termination of, services to our customers. This could cause us to lose customers or fees charged to such customers, and our business and financial results could suffer.

Future customer warranty claims based on service failures could exceed our insurance coverage.

  Our customer contracts currently provide a limited service level warranty related to the continuous availability of service on a 24 hours a day, seven days per week basis, except for certain scheduled maintenance periods. This warranty is generally limited to a credit consisting of free service for a specified limited period of time for disruptions in Internet transmission services. To date, we have had no material expense related to such service level warranty. Should we incur significant obligations in connection with system downtime, our liability insurance may not be adequate to cover such expenses. Although our customer contracts typically provide for no recovery with respect to incidental, punitive, indirect and consequential damages resulting from damages to equipment or disruption of service, in the event of such damages, we may be found liable, and, in such event, such damages may exceed our liability insurance.

Our failure to make timely upgrades to increase the capacity of our network may reduce demand for our services.

  Due to the limited deployment of our services to date, the ability of our network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown. Our network may not be able to be scaled up to expected customer levels while maintaining superior performance or that additional network capacity will be available from third-party suppliers as it is needed by us. In addition, as customers' usage of bandwidth increases, we will need to make additional investments in our infrastructure to maintain adequate downstream data transmission speeds, the availability of which may be limited or the cost of which may be significant. Upgrading our infrastructure may cause delays or failures in our network. As a result, our network may be unable to achieve or maintain a sufficiently high capacity of data transmission as usage by our customers increases. Our failure to achieve or maintain high capacity data transmission could significantly reduce demand for our services, reducing our revenues and causing our business and financial results to suffer.

We cannot accurately predict the size of our market, and if our market does not grow as we expect, our revenues will be below our expectations and our business and financial results will suffer.

  We are a new company engaging in a developing business with an unproven market. Accordingly, we cannot accurately estimate the size of our market or the potential demand for our services. If our customer base does not expand or if there is not widespread acceptance of our products and our services, our business and prospects will be harmed. For the nine months ended June 30, 1999, we had 62 billing customers, of which one, E*TRADE, accounted for approximately 29% of our revenues. We believe that our potential to grow and increase our market acceptance depends principally on the following factors, some of which are beyond our control:

  . the effectiveness of our marketing strategy and efforts;

  . our product and service differentiation and quality;

  . the extent of our network coverage;

  . our ability to provide timely, effective customer support;

  . our distribution and pricing strategies as compared to our competitors;

  . our industry reputation; and

  . general economic conditions such as downturns in the computer or software markets.

We will require significant additional capital, which we may not be able to obtain.

  The expansion and development of our business will require significant capital in the future to fund our operating losses, working capital needs and capital expenditures. We may not be able to obtain future equity or debt financing on satisfactory terms or at all. Our failure to generate sufficient cash flows from sales of services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. In addition, our credit agreements contain covenants restricting our ability to incur further indebtedness, and future borrowing instruments such as credit facilities and lease agreements are likely to contain similar or more restrictive covenants and will likely require us to pledge assets as security for borrowings thereunder. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business and financial results to suffer.

  Our principal capital expenditures and lease payments include the purchase, lease and installation of network equipment such as switches, routers, servers and storage devices. Our working capital is primarily comprised of accounts receivable, accounts payable and accrued expenses. The timing and amount of our future capital requirements may vary significantly depending on numerous factors, including regulatory, technological, competitive and other developments in our industry. Due to the uncertainty of these factors, our actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

Rapid growth in our business could strain our resources and harm our business and financial results.

  The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. We expect that our customers increasingly will demand additional information and reports with respect to the services we provide. To handle these demands and enable future traffic growth, we must develop and implement an automated customer service system. In addition, if we are successful in implementing our marketing strategy, we also expect the demands on our network infrastructure and technical support resources to grow rapidly, and we may experience difficulties responding to customer demand for our services and providing technical support in accordance with our customers' expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. We may not be able to keep pace with any growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to manage growth effectively, we may lose customers or fail to attract new customers and our business and financial results will suffer.

We could lose customers and expose our company to liability if breaches of our network security disrupt service to our customers or jeopardize the security of confidential information stored in our computer systems.

  Despite the implementation of network security measures, our network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or Internet users. Any of these acts could lead to interruptions, delays or cessation in service to our customers and subscribers. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in our computer systems and our customers computer systems, which may result in liability to and may also deter potential customers. Although we intend to continue to implement industry-standard security measures, any measures we implement may be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions or delays to our customers that could cause our business and financial results to suffer.

The integration of key new employees and officers into our management team has and will continue to interfere with our operations.

  We have recently hired a number of key employees and officers including our Chief Financial Officer and Vice President of Sales, each of whom has been with us for less than six months. To integrate into our company, such individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

We must retain and attract key employees or else we may not grow or be successful.

  We are highly dependent on key members of our management and engineering staff, including, without limitation, our President and Chief Executive Officer, Chief Technology Officer and Vice President of Marketing. The loss of one or more of these officers might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support work is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

We depend on a limited number of third party suppliers for key components of our network infrastructure, and the loss of one or more suppliers may slow our growth or cause us to lose customers.

  We are dependent on other companies to supply key components of our infrastructure, including bandwidth capacity leased from telecommunications network providers and networking equipment that, in the quantities and quality demanded by us, are available only from sole or limited sources. While we have entered into various agreements for carrier line capacity, any failure to obtain additional capacity, if required, would impede the growth of our business and cause our financial results to suffer. The routers and switches used in our infrastructure are currently supplied primarily by Cisco Systems. We purchase these components pursuant to purchase orders placed from time to time, we do not carry significant inventories of these components and, we have no guaranteed supply arrangements with this vendor. Any failure to obtain required products or services on a timely basis and at an acceptable cost would impede the growth of our business and cause our financial results to suffer. In addition, any failure of our sole or limited source suppliers to provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components used by us in our communications infrastructure could cause our business and financial results to suffer.

Our failure to adequately protect our proprietary rights may harm our competitive position.

  We rely on a combination of copyrights, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. However, we will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property.

  Although we have filed a patent application with respect to our TraceWare technology with the United States Patent and Trademark Office, such application is pending and we currently have no patented technology that would preclude or inhibit competitors from entering our market. Moreover, none of our technology is patented abroad, nor do we currently have any international patent applications pending. We cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

  We have applied for trademarks and service marks on certain terms and symbols that we believe are important for our business. In addition, we generally enter into confidentiality or license agreements with our employees and consultants and with our customers and corporations with whom we have strategic relationships, and we attempt to maintain control over access to and distribution of our software documentation and other proprietary information. However, the steps we have taken to protect our technology or intellectual property may be inadequate. Our competitors may independently develop technologies that are substantially equivalent or superior to ours. Moreover, in other countries where we do business, there may not be effective legal protection of patents and other proprietary rights that we believe are important to our business.

We may be unable to license necessary technology, and we may be subject to infringement claims by third parties.

  Our commercial success will also depend in part on our not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third party patents will require us to develop alternative technology or to alter our products or processes, obtain licenses or cease activities that infringe on third party's intellectual property rights. If any such licenses are required, we may not be able to obtain such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights.

We are subject to risks associated with entering into joint ventures, including inconsistent goals and exposure to unknown liabilities and unexpected obligations.

  Our strategy is to pursue international expansion through relationships and joint ventures with local Internet service providers and telecommunications carriers in other countries. We may not have a majority interest or control of the governing body of any such local operating joint venture. In any such joint venture in which we may participate, there will be a risk that the other joint venture partner may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us. The risk also will be present that a joint venture partner may be unable to meet its economic or other obligations and that we may be required to fulfill those obligations. In addition, in any joint venture in which we do not have a majority interest, we may not have control over the operations or assets of such joint venture. We may not be able to establish peering relationships or joint ventures with local Internet service providers and telecommunications carriers in other countries on favorable terms or at all. Our failure to establish these relationships may cause us to lose customers or slow our growth and our business and financial results would suffer.

                         Risks Related to Our Industry

  We may not be able to compete in our market since it is highly competitive and has many more established competitors, and we may lose market share as a result.

  Our market is highly competitive and this competition could harm our ability to sell our services and products on prices and terms favorable to us. There are few substantial barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future. We compete against information technology and Internet outsourcing firms, national and regional Internet service providers, and global, regional and local telecommunications companies.

  Our competitors include companies such as AboveNet Communications, Inc., AT&T Corp., Exodus Communications, Inc., GTE Corporation, MCI WorldCom, Inc. and business units of Frontier GlobalCenter, Inc. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Our larger competitors may be able to provide customers with additional benefits in connection with their Internet systems and network solutions, including reduced communications costs. As a result, these companies may be able to price their products and services more competitively than we can and respond more quickly than us to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against our current or future competitors, we may lose market share, and our business and prospects would suffer.

Our market changes rapidly due to changing technology and evolving industry standards. If we do not adapt to meet the sophisticated needs of our customers, our business and prospects will suffer.

  The market for our services is characterized by rapidly changing technology, evolving industry standards and frequent new service introductions. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

  . our technology or systems may become obsolete upon the introduction of alternative technologies;

  . we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

  . the price of the services provided by us is expected to decline as rapidly as the cost of any competitive alternatives.

  We may not be able to effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by us. Sufficient capital may not be available for this purpose in the future, and even if it is available, investments in new technologies may not result in commercially viable technological processes and there may not be commercial applications for such technologies. However, if we do not develop and introduce new products and services and achieve market acceptance in a timely manner, our business and prospects may suffer.

Our business and prospects depend on demand for and market acceptance of the Internet and its infrastructure development.

  The increased use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has only begun to develop in recent years, and our success will depend in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The adoption of the Internet for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including:

  . the growth in consumer access to and acceptance of new interactive technologies;

  . the development of technologies that facilitate interactive communication between organizations; and

  . increases in user bandwidth.

  If the Internet as a commercial or business medium fails to develop or develops more slowly than expected, our business and prospects would suffer.

Liability laws are unsettled in our industry and potential liability associated with information disseminated through our network could harm our business and prospects.

  The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against online services companies and Internet access providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature of the data or the content of the materials disseminated through their networks. Several private lawsuits seeking to impose such liability upon online services companies and Internet access providers are currently pending. In addition, some countries, such as China, regulate or prohibit the transport of telephony data in their territories. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through their systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources, or to discontinue some of our service or product offerings. Our ability to limit the types of data or content distributed through our network is limited. Failure to comply with such regulation in a particular jurisdiction could result in fines or penalties or the termination of our service in such jurisdiction. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. Our professional liability insurance may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks. Any costs not covered by insurance incurred as a result of such liability or asserted liability could harm our business and prospects.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

  We market and sell our network services and products in the United States and internationally. While we received no revenues from foreign sources in fiscal year 1998, we are planning to establish additional operations and form business partnerships in other parts of the world. However, we may not be able to successfully market, sell, deliver and support our networking services and products internationally. We presently conduct our international sales through local subsidiaries in the United Kingdom and the Netherlands and through distributor relationships with third parties in countries where have no physical presence. Our failure to manage our international operations effectively could limit the future growth of our business. There are certain risks inherent in conducting our business internationally, such as:

  . changes in telecommunications regulatory requirements could restrict our ability to deliver services to our international customers;

  . export restrictions, tariffs, differing regulatory regimes and other trade barriers could impede us from adequately equipping our network facilities;

  . challenges in recruiting, retaining, and managing qualified staff who understand the highly technical aspects of our business that could hinder our ability to grow and compete;

  . differing technology standards across countries that may impede our ability to integrate our product offerings across international borders;

  . our United States centered accounting operations have limited international collection experience and could have difficulty collecting accounts receivable in foreign jurisdictions;

  . political and economic instability could lead to appropriation of our physical assets, impeding our ability to deliver our services to customers and harming our financial results;

  . protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs; and

  . potentially adverse tax consequences due to unfavorable changes in tax laws or our physical presence in foreign countries.

  Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the Internet and technologies used on the Internet that are more strict than those currently in force in the United States. Furthermore, there is an on-going debate in Europe as to the regulation of certain technologies we use, including caching and mirroring. The European Parliament has recently adopted a directive relating to the reform of copyright in the European Community which will, if made into law, restrict caching and mirroring. Any or all of these factors could cause our business and prospects to suffer. In addition, we may not be able to obtain the necessary telecommunications infrastructure in a cost-effective manner or compete effectively in international markets.

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

  Although, to date, all of our customers have paid for our services in U.S. dollars, we currently pay some of our suppliers in foreign currencies which subjects us to currency fluctuation risks. For fiscal 1998 and the first nine months of fiscal 1999, costs denominated in foreign currencies were nominal and we had no foreign currency losses during those periods. However, we believe that in the future an increasing portion of our revenues and costs will be denominated in foreign currencies. In particular, we expect that with the introduction of the Euro, an increasing portion of our international sales may be Euro-denominated. Fluctuations in the value of the Euro or other foreign currencies may cause our business and prospects to suffer. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

Year 2000 computer complications could disrupt our operations and harm our business.

  Many currently installed computer systems are not able to distinguish 21st century dates from 20th century dates. As a result, computer systems and software that fail to recognize the proper date at the end of this year may suffer major system failures or miscalculations. Our inability to correct a significant Year 2000 problem, if one exists, could result in an interruption in, or a failure of, certain of our normal business activities and operations, harming our business and financial results. We have completed our Year 2000 compliance testing for all of our internal network equipment, systems and applications and believe that they are compliant. We received an independent third-party evaluation of the Year 2000 compliance of our network equipment and carriers in March 1999. However, the third-party evaluation of our systems and applications has yet to commence. We expect this work to be completed by the end of August 1999, and we plan to implement all necessary remediation measures by October 1999. We are also seeking verification from our telecommunication carriers, vendors and other significant suppliers that they are Year 2000 compliant. Following the assessment study and after contacting these third parties, we will be better able to make a complete evaluation of our Year 2000 readiness to determine what costs will be necessary to be Year 2000 compliant, and to determine whether contingency plans need to be developed. Any significant Year 2000 problem could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention, either of which could harm our business and financial results.

Government regulation and legal uncertainties could limit our business or slow our growth.

  Our services include the transmission of data over public telephone lines. These transmissions are subject to the regulatory authority of the Federal Communications Commission and the state public utility commissions. However, to date, neither the FCC nor the state public utility commissions has elected to exercise such authority. Our services could be affected by changes in federal and state law or regulation in the telecommunications arena, especially changes relating to telecommunications markets in general and the Internet in particular. Such changes could directly or indirectly affect our costs, limit usage or subscriber-related information, and increase the likelihood or scope of competition from Regional Bell Operating Companies or other telecommunications companies.

  As our services become available over the Internet in foreign countries, and as we facilitate sales by our customers to end users located in such foreign countries, these foreign jurisdictions may decide that we are required to qualify to do business in the particular foreign country. Such decisions could subject us to taxes and other costs. It is also possible that claims could be made against online service companies and Internet service providers under foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks.

  Implementation of any future changes in law or regulation, including those discussed herein, could cause our business and prospects to suffer. Our business and prospects may also be harmed by the imposition of certain tariffs, duties and other import restrictions on facilities and resources that we obtain from non-domestic suppliers. As a result, changes in law or regulation in the United States or elsewhere could cause our business and prospects to suffer. For a more detailed discussion of the possible risks associated with changes in law or regulation.

We have anti-takeover defenses that could delay or prevent a takeover that stockholders may consider favorable.

  Certain provisions of our certificate of incorporation and bylaws and the provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of Digital Island. For example, our board of directors is divided into three classes to serve staggered three-year terms, we may authorize the issuance of up to 10,000,000 shares of "blank check" preferred stock, our stockholders may not take actions by written consent and our stockholders are limited in their ability to make proposals at stockholder meetings.

Our Stock will likely be subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

  Stock prices and trading volumes for many Internet companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market, or political conditions, could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  (d) Use of Proceeds. Paragraph references herein refer to the respective paragraphs of Item 701(f) of Regulations S-K.

    (1) Effective date of the Registration Statement and Commission File No.:
  June 28, 1999; 333-77039.

    (2) Offering Date: June 29, 1999.

    (3) N/A.

    (4) Information regarding the offering.

        (i) The offering has terminated and all registered shares were sold.

       (ii) Managing Underwriters: Bear, Stearns & Co. Inc., Lehman Brothers Inc. and Thomas Weisel Partners LLC.

       (iii) Title of Securities Registered: Common Stock.

       (iv) 6,900,000 shares were registered, all on behalf of the Company; all shares were sold for an aggregate offering price of $69,000,000.

       (v) Amount of expenses incurred for the Company's account:

            . underwriting discount: $4,830,000

            . other expenses: estimated at approximately $1,000,000

            . total expenses: estimated at approximately $5,830,000

                 A. All of such total expenses were payments to others (i.e., not to directors, officers, and 10% stockholders of the Company.)

       (vi) Net proceeds: $63,170,000

      (vii) Actual amount of net proceeds used for:

            . construction of plant, building and facilities: $0

            . purchase and installation of machinery and equipment: $0

            . purchases of real estate: $0

            . acquisition of other businesses: $0

            . repayment of indebtedness: $0

            . working capital: $0

            . temporary short-term investments: $0

            . Total: $0

                A. N/A. No payments were made from the effective date of the
              Registration Statement to the end of the reporting period

      (viii) N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On May 3, 1999, in a Written Consent in Lieu of a Special Meeting of the Stockholders of the Company, a majority of the holders of the then outstanding shares of Common Stock of the Company, a majority the holders of the Series A, B, C and D Preferred Stock of the Company, voting on an as converted basis as a separate class and over two-thirds of the holders of the Series E Preferred Stock of the Company, voting on an as converted basis as a separate class approved the Company's 1999 Stock Incentive Plan, the 1999 Employee Stock Purchase Plan, the Company's reincorporation from California to Delaware, the Amendment of the Amended and Restated Certificate of Incorporation of the Company, the Amended and Restated Bylaws of the Company and an amendment to the Company's 1998 Stock Option/Stock Incentive Plan to increase the authorized number of shares reserved for issuance thereunder from 3,083,284 shares to 5,433,284 shares.

ITEM 5. OTHER INFORMATION.

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    *3.1  Form of Amended and Restated Certificate of Incorporation

    *3.2  Form of Amended and Restated Bylaws

    *4.1  Reference is made to Exhibit 3.1

    *4.2  Reference is made to Exhibit 3.2

    *4.3  Specimen Common Stock certificate

    *4.4  Amended and Restated Investors' Rights Agreement, among the
           Registrant and the parties listed on the signature pages thereto, dated February 19, 1999

    *4.5 Amendment No. 1 to Amended and Restated Investors' Rights Agreement, dated April 9, 1999

   *10.1  1997 Stock Option and Incentive Plan

   *10.2  1998 Stock Option/Stock Issuance Plan, as amended to date

   *10.3  1999 Stock Incentive Plan

   *10.4  1999 Employee Stock Purchase Plan

   *10.5  Form of Indemnification Agreement for Officers and Directors

   *10.6  Employment Agreement between the Registrant and Ruann Ernst

   *10.7  Employment Agreement between the Registrant and Allan Leinwand

   *10.8  Employment Agreement between the Registrant and Michael Sullivan

   *10.9  Office Lease Agreement between the Registrant and John Hancock Mutual
           Life Insurance Co., dated April 8, 1997

   *10.10 Lease between the Registrant and Bishop Street Associates, dated
           October 21, 1996, as amended to date

   *10.11 Lease Agreement between the Registrant and Forty-Five Fremont
           Associates, dated May 5, 1999

   *10.12 Note Secured by Stock Pledge Agreement by Marcelo A. Gumucio to
           Registrant, dated February 25, 1998

   *10.13 Note Secured by Stock Pledge Agreement by Ruann Ernst to Registrant, dated April 21, 1999

   *10.14 Note Secured by Stock Pledge Agreement by Ron Higgins to Registrant, dated April 21, 1999

   *21.1  Subsidiaries of the Registrant

    27.1  Financial Data Schedule.

--------
* Incorporated by reference to Form S-1 (File No. 333-77039) filed on June 24, 1999.

  (b) Reports on Form 8-K.

  The Company did not file and reports on Form 8-K during the nine months ended June 30, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 1999                     DIGITAL ISLAND, INC.
                                          (Registrant)

                                                    /s/ Ruann Ernst
Date: August 10, 1999                     By: _________________________________
                                                        Ruann Ernst,
                                                Chief Executive Officer and
                                                         President
                                               (Principal Executive Officer)

                                                   /s/ T.L. Thompson
Date: August 10, 1999                     By: _________________________________
                                                       T.L. Thompson,
                                                  Chief Financial Officer
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.
 -------
  *3.1   Form of Amended and Restated Certificate of Incorporation

  *3.2   Form of Amended and Restated Bylaws

  *4.1   Reference is made to Exhibit 3.1

  *4.2   Reference is made to Exhibit 3.2

  *4.3   Specimen Common Stock certificate

  *4.4   Amended and Restated Investors' Rights Agreement, among the Registrant and the parties listed on the signature pages thereto, dated February
          19, 1999

  *4.5   Amendment No. 1 to Amended and Restated Investors' Rights Agreement,
          dated April 9, 1999

 *10.1   1997 Stock Option and Incentive Plan

 *10.2   1998 Stock Option/Stock Issuance Plan, as amended to date

 *10.3   1999 Stock Incentive Plan

 *10.4   1999 Employee Stock Purchase Plan

 *10.5   Form of Indemnification Agreement for Officers and Directors

 *10.6   Employment Agreement between the Registrant and Ruann Ernst

 *10.7   Employment Agreement between the Registrant and Allan Leinwand

 *10.8   Employment Agreement between the Registrant and Michael Sullivan

 *10.9   Office Lease Agreement between the Registrant and John Hancock Mutual
          Life Insurance Co., dated April 8, 1997

 *10.10  Lease between the Registrant and Bishop Street Associates, dated
          October 21, 1996, as amended to date

 *10.11  Lease Agreement between the Registrant and Forty-Five Fremont
          Associates, dated May 5, 1999

 *10.12  Note Secured by Stock Pledge Agreement by Marcelo A. Gumucio to
          Registrant, dated February 25, 1998

 *10.13 Note Secured by Stock Pledge Agreement by Ruann Ernst to Registrant, dated April 21, 1999

 *10.14 Note Secured by Stock Pledge Agreement by Ron Higgins to Registrant, dated April 21, 1999

 *21.1   Subsidiaries of the Registrant

  27.1   Financial Data Schedule.

--------
* Incorporated by reference to Form S-1 (File No. 333-77039) filed on June 24, 1999.