Form 10-K405
period 1999-09-30
DIGITAL ISLAND INC
filed 1999-12-28
CIK 1084329

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For The Fiscal Year Ended September 30, 1999

                         Commission File No. 000-26283
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from        to

                             DIGITAL ISLAND, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                             68-0322824
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation of organization)

    45 Fremont Street, Suite 1200                     94105
      San Francisco, California                     (Zip Code)
   (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (415) 738-4100
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,600,457,643 as of November 29, 1999, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for November 29, 1999. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

   35,999,068 shares of the Registrant's $0.001 par value Common Stock were outstanding at November 29, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

   None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

Item 1. Business

   Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Digital Island and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors which could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: the company's short operating history which makes it difficult to predict its future results of operations; the company's history of operating losses and expected future losses which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; the company's future operating results could fluctuate which may cause volatility or a decline in the price of the company's stock; and the company may not be able to price its services above the overall cost of bandwidth causing its financial results to suffer.

Overview

   We offer a global network and related services for companies that are using the Internet to deploy key business applications worldwide. Our services make it easier for companies to globalize their operation and to provide a higher quality of service and more functions than in the public Internet. We target corporations that are increasingly relying on the Internet to conduct business but are constrained by its unreliability, slow performance and limited range of functions. Our global private network and expert services enable customers to effectively deploy and manage global applications by combining the reliability, performance and broad range of functions available in private intranets operated by individual companies for their own users, with the global access of the public Internet. We also offer service level guarantees, customized billing, security services to protect the integrity of data transmissions, network management and other high quality services designed to improve the applications deployed on our network. Our customers, which include multinational corporations such as Autodesk, Cisco Systems, E*TRADE Group and National Semiconductor, use our services and proprietary technology to facilitate the deployment of a wide variety of electronic commerce applications, including online marketing and sales customer service, software, document and multimedia distribution and online training. As of September 30, 1999, we had contracts with 111 customers, of which 83 were deployed and generating revenues.

   We developed our global network to help companies globalize their applications. We operate Web sites and Internet applications, manage computer servers and maintain networking equipment for our customers in our state-of-the-art network data centers, and provide network management expertise to our customers for their own network data centers. The business applications delivered through our network services are accessed globally in the same way as any Web site, but with a significant difference: these business applications are highly available and are designed to operate substantially faster and with a greater range of functions than sites that rely solely on the public Internet.

   Our global network consists of a centralized high-speed private network which acts as a backbone connecting five strategically located data centers in Hong Kong, Honolulu, London, New York City and Santa Clara, California. This core network architecture connects over dedicated lines directly to local Internet service providers in 21 countries. This enables our customers to transmit Internet traffic seamlessly over our network with dedicated capacity and to connect directly to international users through local Internet service providers. We also help our customers distribute content over the Internet by replicating (mirroring) and storing (caching) their applications in multiple locations close to their end-users. This allows our customers to benefit from the lower overall cost of data storage versus transport and to provide a better online experience for their end-users. For example, Digital Island Local Content Managers enable us to help customers store text, graphics, software, audio/video streams and other bandwidth intensive files which are repeatedly accessed in specific geographic regions.

   Our services are designed to allow customers to outsource Internet activities to us, thereby transferring to us the burden of attracting and retaining scarce technical staff and adopting continuously changing technologies, while lowering their operating costs and speeding deployment.

Recent Developments

 Acquisition of Sandpiper Networks

   On October 24, 1999, Digital Island entered into agreement with Sandpiper Networks, Inc. pursuant to which Digital Island and Sandpiper Networks will merge. Pursuant to the terms of the merger, Sandpiper's shareholders will receive 1.0727 shares of Digital Island Common Stock for each shares of Sandpiper capital stock, or a total of approximately 24.6 million shares of Digital Island Common Stock. The merger is subject to approval by shareholders of both parties and regulatory approvals, among other things. Officers, directors and certain affiliates holding over 76% of the voting power of Sandpiper Networks and 45% of the voting power of Digital Island have executed voting agreements in support of the transaction

   Upon completion of the merger, Digital Island's global intelligent network of five data centers that directly serve 21 countries are expected to be integrated with Sandpiper Networks' content delivery network consisting of over 1,200 enterprise-class servers to offer Web-based marketing, sales, fulfillment and support applications worldwide. For a more detailed description of Sandpiper Networks, see the Registration Statement on Form S-4 relating to the Sandpiper transaction filed as an exhibit to this Annual Statement.

 Strategic Alliance with SRI International

   Effective November 22, 1999, Digital Island and SRI International, a California nonprofit public benefit corporation, entered into an agreement pursuant to which Digital Island will obtain ownership of certain SRI International proprietary materials. In consideration of this intellectual property transfer, Digital Island has agreed to pay $6,000,000 to SRI International. Additionally, pursuant to the agreement, Digital Island has the option to obtain consulting services from SRI International for an additional $4,000,000. Payments for the SRI International proprietary materials and the consulting services shall be made in shares of Digital Island common stock. SRI International, however, may select to receive up to $1,000,000 of the $6,000,000 intellectual property purchase payment in cash.

 Strategic Relationship with Sun Microsystems and Inktomi

   On December 7, 1999, Digital Island entered into a memoranda of understanding with Sun Microsystems, Inc. and Inktomi Corporation providing for a joint strategic relationship. Under the relationship, Digital Island has agreed to purchase, over a two year period, up to $150 million of Sun servers, storage operating systems and server software, using Inktomi network caching applications. The total purchase would consist of 5,000 Sun servers. Sun and Inktomi also agreed to participate and invest in joint marketing and sales activities with Digital Island to support broadband and streaming media content delivery over the Internet. Sun agreed to provide $100 million of lease financing for the acquisition of the equipment, consisting of:

  .a $30 million initial line of credit;

  . a $30 million line of credit available in nine months upon meeting certain working capital maintenance and financing milestones; and

  . a $40 million line of credit available in fifteen months upon meeting certain additional working capital maintenance and financing milestones.

   For extending this lease financing, Digital Island agreed to grant Sun warrants to purchase up to $10 million of Digital Island Common Stock in three tranches corresponding on a pro rata basis with the above three lines of credit; the warrants will be exercisable at the five-day average trading price preceding the grant dates, and will expire in 48 months (in the case of the first warrant) and 36 months (in the case of the second and third warrant). The lease financing facility and the marketing and sales relationship are subject, in part, to definitive documentation.

   In connection with the relationship, Sun has agreed to make a $20 million investment, and Inktomi has agreed to make a $6 million investment, in Digital Island common stock at a price per share equal to the lesser of the average closing price of the common stock as quoted on the Nasdaq National Market for the ten trading days before December 7, 1999 or for the five trading days before closing of the investment. Sun and Inktomi have agreed to not sell or otherwise dispose of such shares until the first anniversary of their purchase. The Sun investment is conditioned, among other things, upon customary governmental approvals and the Inktomi investment is conditioned upon consummation of the Sun investment.

Industry Background

   The Internet continues to experience rapid growth and expansion as an important global medium for communications and electronic business. International Data Corporation, known as IDC, has estimated that the total number of Internet users in the world reached approximately 69 million in 1997 and will increase to approximately 319 million in 2002, a 36% compound annual growth rate. As the numbers of Internet users has grown, enterprises have increasingly viewed the Internet as an opportunity to interact rapidly with a larger number of geographically distributed offices, employees, customers, suppliers and partners. Many enterprises that focus solely on delivering services over the Internet have emerged as well as offline businesses that have implemented Internet sites incorporating e-commerce applications. As the Internet has emerged as a strategic component of business, investment in Internet services has begun to increase dramatically. According to IDC, the demand for U.S. Internet and e-commerce services was $2.9 billion in 1997 and is expected to grow to $22.1 billion by 2002, a 50% compound annual growth rate.

   Increasing Reliance on Internet Business Applications. As use of the Internet grows, enterprises are increasing the breadth and depth of their Internet product and service offerings. Businesses have begun to use the Internet for an expanding variety of commercial applications, including online marketing and sales, customer service, software and document and multimedia distribution, electronic commerce and online training. For many enterprises, loss of the availability of such business-critical applications often results in loss of revenue and impairment of customer good will. As a result, enterprises are increasingly demanding that their networks deliver fast, consistent, reliable, secure and relevant end user experiences globally, remain easy to upgrade as the scale and complexity of applications grows and technologies change, operate continuously 24 hours per day, seven days per week, and offer the applications support and functionality (e.g. security, user location, identification and usage patterns) previously provided only in private corporate wide area networks.

   Inherent Problems with the Internet/Need for a Robust Global Solution. The public Internet infrastructure was designed for applications requiring limited communications bandwidth capacity and was not designed with the quality necessary for core business uses such as electronic commerce. For enterprises requiring global solutions, the U.S.-centric nature of the public Internet results in poor response times, particularly for applications requiring large file transfers, instantaneous interaction between networked users and overseas transport. This occurs because data transmittal between countries must travel through telecommunications lines in the U.S. where the Internet originated and where most of its infrastructure is still located, and make a large number of connections through various regional and national Internet service providers before reaching its destination. Data packets often become lost in the transfer process, especially for data-intensive transfers involving large software downloads, multimedia document distribution and audio or video content. The response time for users is also often slow.

   Trend Toward Outsourcing of Internet Operations. In seeking to address the performance issues of the public Internet, enterprises have increasingly found that investing in the resources and personnel required to maintain in-house private networks is cost-prohibitive and extremely difficult given the shortage of technical talent and risk of technological obsolescence. With the failure of in-house solutions to address their needs, today's enterprises have increasingly sought third party providers to support their Internet applications deployment, operations and ongoing maintenance. Regional and national Internet service providers, however, often fail to provide an adequate solution because they lack the geographically distributed network capability necessary to deliver content globally using replication and caching technologies, which are becoming increasingly important as the Internet usage and bandwidth demand increase. IDC estimates that corporate spending on web hosting services will increase from approximately $414 million in 1997 to $11.8 billion by 2002, a 95% compound annual growth rate. Enterprises are increasingly seeking companies that combine intelligent networking, regional hosting services and geographically dispersed content distribution to deploy the enterprise's applications closer to the end-user.

The Digital Island Solution

   We offer a global private network and related services for companies that need worldwide deployment of key business applications over the Internet. Our solution provides the following key advantages:

   Global Connectivity and Availability. The Digital Island Global IP Applications Network currently has connection point in 21 countries in Asia, Europe, North America, South America and Australia. We believe that this global reach provides our customers with local access to the majority of existing Internet users.

   High Performance and Scalability. The Digital Island Global IP Applications Network bypasses the primary congestion points of the public Internet to provide fast, consistent performance for our customers. By routing and managing Internet traffic over a centralized high-speed network directly between our strategic, globally distributed data centers and local points of presence, our solution avoids transmission of data over multiple routers and switches (systems that relay data in networks) and network access points (locations at which Internet service providers exchange traffic) in the public Internet, thereby substantially reducing transmission time and improving network security and performance. Our network architecture is reliable, can scale to many users and enables a consistent end user experience independent of time of day and geography.

   Local Content Management. We own and operate a growing number of Digital Island Local Content Managers in high volume markets around the world. We have created "digital warehouses" where we help customers readily store text, graphics, software, audio/video and other bandwidth intensive files which are repeatedly accessed within the regional area. This solution is a more cost effective and scalable solution when supporting high volume global access to information. It also allows for a more geographically localized experience (e.g. language and currency). We currently operate Digital Island Local Content Manager sites in Brazil, Germany, Japan, Singapore, the Netherlands, Hong Kong, France, Australia, South Africa, the U.S., and the United Kingdom and plan to continue our current expansion program.

   Cost-Effective Outsourcing Solution. Our customers directly benefit from the significant investments of technical expertise and other resources that we have made to develop our unique Digital Island Global IP Applications Network. Most enterprises today do not have the infrastructure that mission-critical Internet operations require, including strategic, globally distributed data centers, 24 hours per day, seven days per week operations and specialized Internet technology expertise. Our solution allows customers to address shortages of technical resources and continuously changing technologies, while substantially lowering the application deployment and operational costs of new Internet applications. We believe that our solutions and economies of scale are significantly more cost-effective than most in-house alternatives.

   Innovative Solutions. We believe that, as a result of our advanced network architecture and highly experienced product development team, we are able to provide a unique set of value-added product offerings. For example, we offer open, reserved and managed bandwidth products that enable our customers to allocate their bandwidth purchases according to their changing needs. In addition, our proprietary technology enables us to bill our customers according to the number of bits of data transmitted over our network, geographic destination of transmission and time of day, as opposed to traditional flat-rate billing. This allows us to provide more flexible service pricing, and benefits the customer by more accurately correlating network cost to actual network utilization by geography. TraceWare(TM) technology is a geographic atlas of the Internet. This software maps an Internet address to a country where the user resides in with over 90% accuracy. Customers are currently using TraceWare for a range of applications. For example, Financial Times uses TraceWare to target ad banner services specifically to different geographic regions. Digital River adopted TraceWare in its fraud detection algorithms which help it reduce losses from credit card by detecting the country where the user is accessing the system and matching this information against known credit card history and user address. TraceWare also has applications in helping to create flexible pricing plans, localization of content and currency, assistance in fraud detection, authentication and compliance with export regulations and the enhancement of other applications deployed across our network.

Business Strategy

   Our objective is to be the leader in offering network services for globalizing Internet business applications. In order to achieve this objective, we are implementing a business strategy focused on the following key elements:

   Target Multinational Corporations. We have designed our network to address the sophisticated needs of multinational customers, who are increasingly relying on the Internet to conduct business and require consistent levels of high performance and reliability. We primarily target leading customers in industries which are early adopters of Internet technologies, such as the financial services, technology, media publishing, entertainment and other Internet-centric sectors. We have tailored our services to enhance the performance of our customers in electronic commerce and services, such as digital media distribution. The Digital Island Global IP Applications Network has connection points in 21 countries worldwide, providing our customers with access to a significant majority of existing Internet users, and we plan to expand our global reach through additional connection points in the future.

   Expand Customer Relationships. We plan to extend our leadership in the market for global Internet application services by continuing to expand our base of customers. By integrating other Internet services into the Digital Island Global IP Applications Network, and by providing high-quality customer support, we believe that businesses will increasingly rely on us for their Internet business needs, which in turn should enhance customer retention and increase demand for both application services and network usage. For example, Autodesk initially used our network to deploy applications in a single country; subsequently, Autodesk chose to deploy applications in other countries served by Digital Island and added additional applications and extended usage of our services to key subsidiaries.

   Develop Additional Network Services. We seek to be a leader in designing and deploying a global business network that enables customers to capture the benefits of ubiquitous access to applications and the performance and range of functions of private intranets operated by individual companies for their own users. We are committed to investing resources to implement new Internet technology and services that will allow our customers to optimize their deployment and operation of applications globally. To this end, we collaborate with providers of leading Internet technologies to develop and deploy proprietary technologies in order to enhance our service offerings and to address our customers' evolving needs. Some of our innovations have included reserved and managed bandwidth technologies that allow customers to tailor bandwidth to their individual needs and benefit from usage-based billing, and our TraceWare technology that enables customers to identify the source of Internet traffic. The Digital Island Local Content Managers enable customers to readily store files which are repeatedly accessed within specific geographical regions. We believe that continuing leading edge innovation is the key to differentiating Digital Island's products and services in the long term.

   Expand Strategic Relationships. We believe that strategic relationships should enhance our ability to reach new customers. Potential partners include system integrators, software vendors and application service providers that provide network equipment and services to companies. Further, strategic relationships with our customers in our target markets, such as with E*TRADE, bring not only a high level of understanding of the specific needs of that market but also credibility and visibility with potential new customers. We are also targeting partners which can enhance our ability to develop and deliver new application services. Through these relationships we hope to leverage these enterprises' research and development expertise to cost effectively develop new network services.

   Expand Global Sales Capabilities. We target our customers predominately through a direct sales channel complimented by a range of external alliances and channels. We currently have 79 professionals in our sales organization in offices in the U.S., Asia and Europe and intend to grow our sales organization substantially over the next year. Our Global Partner Program is targeted at increasing the effectiveness of our direct channel. In addition to co-marketing, we have a growing number of sales channel partners which represent our products and services either as a sales agent or a reseller.

Network Architecture

   The Digital Island Intelligent Network consists of an asynchronous transfer mode, or ATM, backbone that connects five geographically dispersed data centers. This ATM backbone router core is a centralized high-speed network that connects to local Internet service providers in 21 countries forming a distributed network architecture that minimizes the number of separate transmissions, necessary to transmit data, resulting in greater speed and reliability for our customers' end-users. Our five distributed data centers permit us to disseminate information reliably on a global basis and, using our sophisticated data tracking capability, allows us to optimize data transmissions internationally, minimizing the use of expensive transoceanic fiber optic circuits. The Digital Island network is designed to increase the speed and reliability of data transmission and circumvents a design weakness of the public Internet, which requires transmission of information over numerous routers and network inter-exchange points, often leading to delays and loss of data. Local Content Managers, where customers can store files which are repeatedly accessed within the regional area, are located in Brazil, Singapore, the Netherlands, Hong Kong, France, Australia, Japan, Germany, South Africa, the United Kingdom and all three U.S. data centers. We believe our architecture is superior to traditional networks for the distribution of applications because of its manageability, ability to scale to many users and connectivity over dedicated lines to local Internet service providers and network service providers through dedicated connection points.

   We currently have direct connections in 21 countries with one or more local Internet service providers, providing customers with direct access to local markets worldwide. Currently, we purchase transit from AT&T, GTE, Sprint and MCI WorldCom in the United States and have established transport relationships in 7 other countries, giving us a total of 28 different direct points of connection to the Internet. Unlike traditional peering relationships, these network service providers carry the Internet traffic of our customers without any reciprocal transit agreement. While we pay a fee to the network service providers for this arrangement, it gives us access to thousands of Internet service providers without the obligation of carrying traffic originating outside of our network. Both the Santa Clara and New York data centers have direct connections through circuits with each of the four network service providers. In addition to the U.S., we have established private Internet connection relationships in 20 other countries as listed below:

                Australia            Israel       South Korea
                  Brazil             Japan           Sweden
                  Canada             Mexico       Switzerland
                  China           Netherlands        Taiwan
                  France             Russia      United Kingdom
                 Germany           Singapore         Italy
                  Spain           South Africa

   In China, we have connections in both Hong Kong and Beijing. With 28 different connection points to the Internet, we believe we offer our customers one of the most diverse, redundant and reliable networks for the deployment of business applications globally.
   We currently have state-of-the-art network operations centers in Honolulu, Hawaii and London, UK. Each center provides real time end-to-end monitoring of our network 24 hours per day, seven days a week, 365 days per year and operate as fully redundant network operation sites. The network operations center helps us to ensure the efficient and reliable performance of our network, enabling us to identify, and often prevent, potential network disruptions and to respond immediately to actual disruptions. In addition, through traffic management and forecasting, line performance reporting and alarm monitoring, remote link restoration and coordination, and provisioning of network services, the network operations center enables us to schedule and conduct maintenance with minimal interferences to the network. In addition to the two network operations centers, we maintain a Level 2 Support Center located in San Francisco. Level 2 Support acts as an escalation point for each of the primary network operations centers as well as a third redundant location capable of managing the worldwide network.
   We currently lease lines or bandwidth from multiple telecommunications carriers. These carriers include MCI WorldCom, GTE and Sprint, as well as several international carriers such as Cable & Wireless, IDC, Telstra and Singapore Telecom. Leasing from multiple carriers assists us in achieving competitive pricing, provides us with diversity of routes and redundancy and provides access to multiple sources of bandwidth on different cable systems globally. Our lease contract term with a carrier is typically one year, which allows us to benefit from declining bandwidth costs over time. In some cases the term may extend to three years where we determine there is a significant cost advantage implicit in such arrangement or that the route served by such line is bandwidth constrained.

Services

   We offer a family of services designed to allow companies to deploy their Internet applications globally without developing or acquiring their own global network hosting centers or content management capability. Our services are especially suited to Internet applications requiring a high performance end user experience which is consistent and reliable when downloading files (e.g., software, documentation and video clips), downloading graphic-intensive web content or engaging in real-time transactions (e.g., transaction clearing and video conferencing) across a range of access speeds. We work with each of our customers to optimize cost and performance requirements. Our content hosting, mirroring and caching services allow customer applications to be replicated throughout the network to lower costs and improve response times and our transport services guarantee bandwidth into local markets. Our network engineering team provides our customers with global networking expertise and consultation in the design and deployment of their applications on the Digital Island Global IP Applications Network. We also provide 24 hours per day, seven days per week, 365 days per year operations support and security experts to keep their applications up and running on a global basis.

   We currently offer service level guarantees, customized billing, network security services, network management and other application services designed to improve the performance of applications deployed on our network. We plan to continue to develop or acquire extensions to our application services to fuel ongoing product and service delivery. For example, we believe that our proprietary TraceWare technology, which is not yet commercially released, enables our customers to identify the source of Internet protocol requests as well as the destinations of Internet traffic. This technology will be predominantly used for targeted advertising and local language content delivery.

 Application Hosting and Content Distribution Services

   Our application hosting and content distribution services, including mirroring and caching, enable customers to gain the benefit of having their application (whether on a server on their site or on a server in one of our data centers) appear to be located in every country where it has a connection point. Leveraging our network architecture and technologies, our application hosting services provide end users globally with what we believe, based on our past experience, to be fast, reliable and seamless access to our customers' content. Each of our data centers has state-of-the-art power management, security, and fire suppression systems. Customers have access to our network operations center and our on-site personnel for ongoing maintenance services. Customers can choose from the following packages:

   Server Management Package. This is an all-inclusive solution for customers seeking to outsource their day-to-day hardware and server administration. We operate two production-ready environments: Sun Solaris(TM) and Windows NTTM operating on Compaq servers. We host these servers, as well as servers provided by our customers, in our data centers and provide the network infrastructure as well as application monitoring, performance optimization, server administration and security services. This package provides a production-ready environment with maximum uptime.

   Hardware Management Package. This enables our customers to outsource day-to-day hardware maintenance, while allowing our customers' IT staff unhindered access to perform any needed system administration functions. This package includes services from our data center personnel for hardware management and repair plus access to our network infrastructure. Our centrally managed network architecture provides optimized routing, resulting in the uptime, performance, and reliability required by our customers.

   Co-location Package. This allows our customers to house their own servers in one of our data centers, and provides a secure environment designed to deliver maximum uptime for the server plus access to our Global IP Applications Network.

   Globeport. For customers choosing to maintain content at their own data centers, we will arrange dedicated connections from the client's site to our closest point of presence. This package includes network services enabling our customers to extend their reach globally.

 Network Services

   We offer a range of network services to be used with our Application Hosting and Content Distribution Services:

   Open Bandwidth. Customers pay a minimum monthly fee for access to our network and are charged based on actual usage (per gigabit) above these minimum levels. Customers may also pay for services based on distance traveled. Customers can generate utilization reports which allow them to determine usage flows by country.

   Reserved Bandwidth. Reserved Bandwidth is a network service that guarantees a minimum throughput level, expressed in kilobytes per second to a specified connection point. Our customer is billed for a pre-specified minimum amount of data transfer to that specified connection point. Unlike other methods of relaying Internet traffic such as frame relay services, our network is engineered to accommodate peaks in traffic above the minimum guaranteed levels. Gigabytes in excess of the reserved monthly amount are billed at the applicable data transfer rate.

   Managed Bandwidth. Managed Bandwidth is our premium network transport service offering. Using a web browser interface, IT professionals can readily allocate bandwidth by geographic region at any time from any location. Through this service, IT professionals can configure the Digital Island network to meet their organization's international throughput requirements.

   Streaming Services. We offer a full range of encoding and streaming services targeted for on demand audio and video delivery of audio/video content. Through a strategic partnership with RealNetworks and Inktomi, we have deployed a global streaming network fully capable of delivering audio/video streams in over 10 countries. Backed by unmatched service level agreements, this service will continue to be expanded through the support of additional media formats and geographies.

 Professional Services

   We augment our primary product and service offerings with a range of professional service options for customers. Professional services include helping our customers to provide security on their networks, making recommendations for network equipment and consulting as to Internet application deployment.

Customers

   We primarily target leading customers in industries which are early adopters of Internet technologies, such as the financial services, technology, media and other Internet-centric sectors. Within our target markets, we have tailored our services to enhance the performance of our customers in electronic commerce, electronic services and electronic fulfillment, such as digital media distribution. Our customers use our services and proprietary technology to facilitate the deployment of commercial applications, including electronic commerce, online customer service, software distribution, multimedia document distribution, sales management and distance learning. As of September 30, 1999, we had contracts with 111 customers including Autodesk, Cisco Systems, E*TRADE, Mastercard International, National Semiconductor and Novell.

Sales and Marketing

   Our sales and marketing strategy is designed to target multinational businesses that depend on the Internet for core business operations.

   To reach these enterprises, we utilize a multi-tiered channel approach. In North America, we primarily rely on direct sales and augments this effort with resellers, agents or co-marketing partners where appropriate. In Europe, Asia and Latin America, we are hiring direct sales personnel and developing agents and reseller channels. Our channel partners also provide services to us in the form of connectivity to local backbones or service providers and router installation/repair.

   We are actively seeking to increase our sales and distribution capabilities globally. Currently, most of our sales are derived from the efforts of our direct sales force. We have begun developing indirect sales channels targeting content developers (such as firms that develop web sites), system integrators, consulting companies, suppliers and international Internet service providers. As of September 30, 1999, we had five channel partners in Europe and Asia to whom we pay commissions to refer customers.

   Our marketing organization is responsible for product management, product marketing, public relations and marketing communications. Product management includes defining the product plan and bringing to market our products and services. These activities include product strategy and definition, pricing, competitive analysis, product launches, channel program development and product life cycle management. We stimulate product demand through a broad range of marketing communications and public relations activities. Primary marketing communications activities include public relations, collateral, advertising, direct response programs and management of our web site. Our public relations focuses on cultivating industry analyst and media relationships with the goal of securing broad media coverage and recognition as a leader and innovator in global Internet application deployment.

   While we have not entered into any material partnering arrangements, a key element of our marketing strategy includes identifying and partnering with component suppliers, customers and other application service companies. We have a dedicated team focused on creating new, and expanding existing, relationships which will be critical to the ongoing success of future product developments.

Customer Support

   We seek to provide superior customer service by understanding the technical requirements and business objectives of our customers and fulfilling their needs proactively on an individual basis. By working closely with the customer, we seek to optimize the performance of our customers' Internet operations, avoid downtime, resolve quickly any problems that may arise and make adjustments in services as customer needs change over time.

   Before sales are made, we provide technical advice to customers in order to help them understand their Internet applications related needs and how our products and services can provide solutions for particular needs. During the installation phase, we assign a support team led by our Customer Advocacy group which also retains support responsibility for the account after the customer's application is installed and operational, to assist the customer through the installation process. After commencing services, primary technical support is provided by our network operation centers, which are operated 24 hours per day, seven days per week by highly trained technicians who respond to customer calls, monitor site and network operations and escalate problems to engineering to solve problems quickly and professionally. Our Customer Advocacy personnel are also available to assist with billing and business issues and to assist in planning for additional customer applications usage on the network.

   Finally we employ network engineers who collaborate with customers to design and maintain their application across the network. Our network engineers are trained on Windows NT, Solaris and other UNIX platforms, as well as Cisco routers and switches, and they serve as the escalation path to resolve customer problems. We also employ a team of network backbone engineers that constantly monitor the network design and effectiveness to optimize performance for customers, rerouting and redesigning their applications as conditions require.

Competition

   Our market is highly competitive. There are few substantial barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include Internet system engineering expertise, customer service, network capability, reliability, quality of service and ability to scale to many users, broad geographic presence, brand name recognition, technical expertise and range of functions, the variety of services offered, the ability to maintain and expand distribution channels, price, the timing of introductions of new services, network security, financial resources and conformity with industry standards. We may not have the resources or expertise to compete successfully in the future.

   Our current and potential competitors in the market include:

  . information technology and Internet outsourcing firms;

  . national and regional Internet service providers; and

  . global, regional and local telecommunications companies.

   Our competitors may operate in one or more of these areas and include companies such as AboveNet Communications, Inc., AT&T Corp., Exodus Communications, Inc., GTE Corporation, MCI WorldCom, Inc. and business units of Frontier GlobalCenter, Inc. In particular, Exodus and GlobalCenter provide services that are directly competitive with services that we provide.

   Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than it can. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortiums to provide additional services competitive with those that we provide.

   Some of our competitors may be able to provide customers with additional benefits in connection with their Internet system and global applications network solutions, including reduced communications costs, which could reduce the overall costs of their services relative to the cost of our services. We may not be able to offset the effects of any such price reductions. In addition, we believe that the businesses in which we compete are likely to encounter consolidation in the near future, which could result in increased price and other competition that could cause our business and prospects to suffer.

Intellectual Property Rights

   We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. Although we have filed a patent application with respect to our TraceWare technology with the United States Patent and Trademark Office, such application is pending and we currently have no patented technology that would preclude or inhibit competitors from entering our market. In addition, we have registered the mark "Digital Island" with the Patent and Trademark Office, and we have a pending trademark application for the mark "TraceWare" with the Patent and Trademark Office. Our "Digital Island" mark is either registered or pending in several foreign countries. We have entered into confidentiality and invention assignment agreements with our employees, and nondisclosure agreements with our suppliers, distributors and appropriate customers in order to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps that we take to protect our intellectual property may not be sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

   To date, we have not been notified that our products infringe the proprietary rights of third parties, but third parties may in the future claim that our current or future products infringe upon their proprietary rights. We expect that participants in our markets will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim could harm our business and prospects.

Government Regulation

   Federal Regulation. The FCC does not currently regulate network software or computer equipment-related services that transport data or voice messages on telecommunications facilities, except when provided by any of the Regional Bell Operating Companies. However, we provide network services including transmitting data over public telephone lines, and those transmissions are governed to some extent by federal regulatory policies establishing charges and terms for wireline communications. Operators of those types of networks that provide access to regulated transmission facilities only as part of a data services package currently are not subject to direct regulation as "telecommunications carriers" by the FCC or any other federal agency, other than regulations generally applicable to businesses.

   The absence of direct FCC regulation reflects, in part, the status of Internet services as a relatively recent phenomenon. The federal legal and regulatory framework for such services is therefore in its nascent state of development.

   The evolving state of federal law and regulation is reflected in the FCC's April 10, 1998 Report to Congress. In the April 1998 Report, the FCC discussed whether Internet service providers should be classified as telecommunications carriers, and, on that basis, be required to contribute to the Universal Service Fund which was created by federal statute and funded by interstate telecommunications carriers for the purpose of ensuring that all segments of the population of the United States have access to basic telecommunications services. The report concluded that Internet access service which the FCC defined as an offering combining computer processing, information storage, protocol conversion, and routing transmissions is an "information service" under the Telecommunications Act of 1996 and thus not subject to regulation. In contrast, the FCC found that the provision of transmission capabilities to Internet service providers and other information service providers does constitute "telecommunications services" under the Telecommunications Act of 1996. Consequently, parties providing those latter services are presently subject to FCC regulation (and the corresponding Universal Service Fund obligations).

   New federal laws and regulations may be adopted in the future that would subject the provision of our Internet services to government regulation. Legislative initiatives currently being considered in Congress, for example, may require taxation of Internet-related services like those that we offer or impose access charges on Internet service providers. Any new laws regarding the Internet, particularly those that impose regulatory or financial burdens, could cause our business and prospects to suffer. We cannot predict the impact, if any, that any future changes in law or regulation may have on our business.

   Certain changes in federal law and regulations could cause our business and prospects to suffer. Changes of particular concern include those that directly or indirectly affect the regulatory status of Internet services, increase the cost telecommunications services (including the application of access charges or Universal Service Fund contribution obligations to Internet services), or increase the competition from the RBOCs and other telecommunications companies. We cannot predict the impact, if any, that such legislative or regulatory changes may have on our business. For instance, the FCC could determine through any one of its ongoing or future proceedings that the Internet is subject to regulation. In that event, we could be required to comply with:

  . FCC entry or exit regulations;

  . tariff filing, reporting, fee, and record-keeping requirements;

  . marketing restrictions;

  . access charge obligations; and

  . contributions to the Universal Service Fund obligations.

   Any one or more of those changes could adversely impact our ability to provide services. The FCC could similarly conclude that providing Internet transport or telephony services over an Internet protocol-based network is subject to regulation. For example, the FCC currently has ongoing proceedings in which it is considering whether to regulate certain transmissions provided via the Internet, such as services functionally equivalent to traditional two-way voice telephony. Such determination could cause our business and prospects to suffer.

   Another major and unresolved regulatory issue concerns the obligation of information service providers, including Internet service providers, to pay access charges to Incumbent Local Exchange Carriers. A proceeding initiated by the FCC in December 1996 that raises the issue whether Incumbent Local Exchange Carriers, which are local telephone companies that began providing service prior to the enactment of the Telecommunications Act of 1996, can assess interstate access charges on information service providers, including Internet service providers. Unlike basic services, enhanced services, which the FCC has concluded are synonymous with information services and include Internet access services, are exempt from interstate access charges. The FCC has reaffirmed that information service providers are exempt from access charges, and a United States Court of Appeals has affirmed this decision by the FCC.

   Another major regulatory issue concerns Internet-based telephony. In its April 1998 Report, the FCC observed that Internet protocol telephony appears to be a telecommunications service rather than an unregulated information service. The FCC explained that it would determine on a case-by-case basis whether to regulate the service and thereby require providers of Internet protocol telephony to contribute to the Universal Service Fund. The ultimate resolution of Internet protocol telephony issues could negatively impact the regulatory status, cost and other aspects of our service offerings.

   Another major and unresolved regulatory proceeding that could affect the benefit and cost of our service offerings (to the extent we become involved in the exchange of communications traffic) involves reciprocal compensation. Reciprocal compensation relates to the fees paid by one carrier to terminate traffic on another carrier's network. In July 1997, the FCC was asked to determine whether Competitive Local Exchange Carriers (local telephone companies that provide service in competition with Incumbent Local Exchange Carriers) that serve Internet service providers are entitled to reciprocal compensation under the Telecommunications Act of 1996 for calls originated by customers of an Incumbent Local Exchange Carriers to an Internet service provider served by a Competitive Local Exchange Carriers within the same local calling area. Prior to the time the FCC addressed the issue, every state that addressed the issue from an intrastate perspective (at least 29 in number) determined that calls to Internet service providers are to be treated as local for purposes of reciprocal compensation. In February 1999, the FCC concluded that it would regulate in the future calls to Internet service providers as interstate traffic. The FCC sought comment on how this traffic should be compensated prospectively between carriers. The FCC's ultimate resolution of the compensation issue could increase Internet service provider costs in the future by increasing telephone charges if the FCC adopts a rule that precludes compensation for calls to Internet service providers or prescribes a rate that is substantially less than the reciprocal compensation rates that were paid in the past and are being paid under some existing inter-carrier agreements.

   We could also be harmed by federal (as well as state) laws and regulations relating to the liability of on-line services companies and Internet access providers for information carried on or disseminated through their networks. Several private lawsuits seeking to impose such liability upon on-line services companies and Internet access providers are currently pending. In addition, legislation has been enacted and new legislation has imposed liability for the transmission of, or prohibits the transmission of certain types of, information on the Internet, including sexually explicit and gambling information. The United States Supreme Court has already held unconstitutional certain sections of the Communications Decency Act of 1996 that, among other provisions, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet. Congress subsequently enacted legislation that imposes both criminal and civil penalties on persons who knowingly or intentionally make available materials through the Internet that are "harmful" to minors. However, the new law generally excludes from the definition of "person" Internet service providers that are not involved in the selection of content disseminated through their networks. Congress also enacted legislation recently that limits liability for online copyright infringement. That latter law includes exemptions which enable Internet service providers to avoid copyright infringement if they merely transmit material produced and requested by others. It is possible that other laws and regulations could be enacted in the future that would place copyright infringement liability more directly on Internet service providers. The imposition of potential liability on us and other Internet access providers for information carried on or disseminated through their systems could require us to implement measures to reduce our exposure to such liability, which may in turn require us to expend substantial resources or to discontinue service or product offerings. The increased attention to liability issues as a result of lawsuits and legislative action, could similarly impact the growth of Internet use. While we carry professional liability insurance, such insurance may not be adequate to compensate claimants or may not cover us in the event we become liable for information carried on or disseminated through our networks. Any costs not covered by insurance incurred as a result of such liability or asserted liability could cause our business and prospects to suffer.

   State Regulation. The proliferation of Internet use in the past several years has prompted state legislators and regulators to consider the adoption of laws and regulations to govern Internet usage. Much of the legislation that has been proposed to date may, if enacted, handicap further growth in the use of the Internet. It is possible that state legislatures and regulators will attempt to regulate the Internet in the future, either by regulating transactions or by restricting the content of the available information and services. While state public utility commissions generally have declined to directly regulate enhanced or information services, some states have continued to regulate particular aspects of enhanced services in limited circumstances, such as where they are provided by local telecommunications carriers. Moreover, the public utility commissions of several states continue to consider potential regulation of such service. Enactment of such legislation or adoption of such regulations could cause our business and prospects to suffer.

   Another area of adverse potential state regulation concerns taxes. The United States Congress recently enacted a three-year moratorium on new state and local taxes on the Internet (those not generally imposed or actually enforced prior to October 1, 1998) as well as on taxes that discriminate against commerce through the Internet. Congress also established an advisory commission to study and make recommendations on the federal, state and local taxation of Internet-related commerce. These recommendations are due to Congress by April 2000 and could serve as the basis for additional legislation. Previous to the enactment of the tax moratorium a significant number of bills had been introduced in state legislatures that would have taxed commercial transactions on the Internet. Future laws or regulatory changes that lead to state taxation of Internet transactions could cause our business and prospects to suffer.

   One issue of growing importance revolves around contract law. Although customer-level use of the Internet to conduct commercial transactions is still in its infancy, a growing number of corporate entities are engaging in Internet transactions. This Internet commerce has spawned a number of state legal and regulatory issues, such as whether and how provisions of the Uniform Commercial Code (adopted by 49 states) apply to transactions carried out on the Internet and how to decide which jurisdiction's laws are to be applied to a particular transaction. It is not possible to predict how state law will evolve to address new transactional circumstances created by Internet commerce or whether the evolution of such laws will cause our business and prospects to suffer.

   State legislators and regulators have also sought to restrict the transition or limit access to certain materials on the Internet. For example, in the past several years, various state legislators have sought to limit or prohibit:

  . certain communications between adults and minors;

  . anonymous and pseudonymous use of the Internet;

  . on-line gambling; and

  . the offering of securities on the Internet.

   Enforcement of such limitations or prohibitions in some states could affect transmission in other states. State laws and regulations that restrict access to such materials on the Internet could inadvertently block access to other permissible sites. We cannot predict the impact, if any, that any future laws or regulatory changes in this area may have on our business.

   Some states have also sought to impose tort liability or criminal penalties on certain conduct involving the Internet, such as the use of "hate" speech, invasion of privacy, and fraud. The adoption of such laws could adversely impact the transmission of non-offensive material on the Internet and, to that extent, could cause our business and prospects to suffer.

   Local Regulation. Although local jurisdictions generally have not sought to regulate the Internet and related services, it is possible that such jurisdictions will seek to impose regulations in the future. In particular, local jurisdictions may attempt to tax various aspects of Internet access or services, such as transactions handled through the Internet or subscriber access, as a way of generating municipal revenue. The imposition of local taxes and other regulatory burdens by local jurisdictions could cause our business and prospects to suffer. Our networks may also be subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis.

   Foreign Regulation. As our services becomes available over the Internet in foreign countries, and as we facilitate sales by our customers to end users located in such foreign countries, these foreign jurisdictions may decide that we are required to qualify to do business in the particular foreign country or to obtain permits or licenses to provide permits or licenses to provide value-added network services. Such decisions could subject us to taxes and other costs and could result in our inability to enforce contracts in such jurisdictions. It is possible that claims could be made against online service companies and Internet service providers under foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could cause our business and prospects to suffer.

Employees

   As of September 30, 1999, we had 267 employees, including 117 people in sales and marketing, 56 people in engineering, 68 people in operations and 26 people in finance and administration. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. The competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract and retain such personnel in the future. None of our employees is represented by a labor union, and management believes that our employee relations are good.

Item 2. Properties

   We currently have the following facilities: our corporate headquarters in San Francisco, and data centers in Honolulu, Santa Clara (California), New York City, Hong Kong, and London. In addition, we have sales offices in Boston, New York City, Minneapolis, Chicago, Philadelphia, Dallas, Houston, St. Louis, Atlanta, Reston (Virginia), Japan, Malaysia, the Netherlands, Switzerland and the United Kingdom.

Item 3. Legal Proceedings

   We are not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

   We have paid not cash dividends on our common stock since our incorporation and anticipate that for the foreseeable future, we will continue to retain any earnings for use in our business.

   Our common stock has traded on the Nasdaq National Market under the symbol "ISLD" since June 29, 1999. The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market for our common stock for the periods indicated.

                                                                  High    Low
                                                                 ------- ------
     Fiscal 1999
       Third Quarter............................................ $ 20.50 $ 8.66
       Fourth Quarter........................................... $ 40.44 $12.75
     Fiscal 2000
       First Quarter (through December 27, 1999)................ $156.94 $20.44

Recent Closing Prices

   On December 27, 1999, the latest practicable trading day before the printing of this annual report, the closing price per share of our common stock was $102.13. As of December 27, 1999, there were 246 holders of record of our common stock. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Item 6. Selected Financial Data

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                (in thousands, except share and per share data)

   The following selected historical consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations information for each of the years in the three year period ended September 30, 1999, and the balance sheet data at September 30, 1998 and 1999, are derived from our financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, included elsewhere in this filing. The statement of operations data for the years ended September 30, 1995 and 1996, and the balance sheet data at September 30, 1995, 1996, and 1997, are derived from our audited financial statements that are not included in this filing. Historical results are not necessarily indicative of the results to be expected in the future.

                                       Year Ended September 30,
                            --------------------------------------------------
                             1995     1996      1997       1998        1999
                            -------  -------  ---------  ---------  ----------
Consolidated Statement of
 Operations Data:
Revenue.................... $   --   $   --   $     218  $   2,343  $   12,431
Total costs and expenses...       7       26      5,594     19,458      64,918
Loss from operations.......      (7)     (26)    (5,376)   (17,116)    (52,487)
Net loss................... $   (10) $   (27) $  (5,289) $ (16,764) $  (50,938)
                            -------  -------  ---------  ---------  ----------
  Basic and diluted loss
   per share............... $ (0.04) $ (0.10) $   (3.53) $   (7.50) $    (4.58)
                            =======  =======  =========  =========  ==========
  Shares used in basic and
   diluted loss per share
   calculation............. 275,000  275,000  1,497,711  2,236,452  11,127,462

                                                       September 30,
                                              --------------------------------
                                              1995 1996  1997   1998    1999
                                              ---- ---- ------ ------- -------
Consolidated Balance Sheet Data:
Cash and cash equivalents.................... $ 7  $344 $4,584 $ 5,711 $43,315
Investments.................................. --    --   1,983  10,123  31,691
Working capital..............................   5    76  4,613  12,883  59,506
Total assets.................................  93   432  9,223  22,617 107,648
Long-term obligations, including current
 portion..................................... --    --     705   3,992  11,092
Total stockholders' equity................... $86  $ 84 $6,265 $15,490 $79,218

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Digital Island and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors which could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: the company's short operating history which makes it difficult to predict its future results of operations; the company's history of operating losses and expected future losses which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; the company's future operating results could fluctuate which may cause volatility or a decline in the price of the company's stock; and the company may not be able to price its services above the overall cost of bandwidth causing its financial results to suffer.

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

   Some options granted and common stock issued from May 1, 1998 to June 30, 1999 have been considered to be compensation. Total deferred compensation associated with such equity transactions as of September 30, 1999 amounted to $7.7 million. These amounts are being amortized over the vesting periods of such securities. Of the total deferred compensation, $487,000 was amortized in the year ended September 30, 1998 and $3.2 million was amortized in the year ended September 30, 1999. We expect amortization of $2.4 million and $1.2 million in the years ending September 30, 2000 and 2001, respectively, relating to these grants.

Fiscal Years Ended September 30, 1999 and 1998

   Revenue. Revenue increased to $12.4 million for the year ended September 30, 1999 from $2.3 million for the year ended September 30, 1998. The increase in revenue was due primarily to an increase in the number of billing customers to 83 from 31.

   Cost of Revenue. Cost of revenue increased to $29.5 million for the year ended September 30, 1999 from $9.0 million for the year ended September 30, 1998. The increase in cost of revenue was due to $17.5 million of spending for additional network capacity and $3.0 million in recruitment and compensation costs relating to the addition of network operations personnel.

   Sales and Marketing. Sales and marketing expenses increased to $16.0 million for the year ended September 30, 1999 from $4.8 million for the year ended September 30, 1998. This increase was due to $10.6 million of growth in personnel and related costs and $0.6 million of program expenses.

   Product Development. Product development expenses increased to $6.3 million for the year ended September 30, 1999 from $1.7 million for the year ended September 30, 1998. This increase was due to $3.7 million in growth of personnel and related costs and $0.9 million of costs arising from new product initiatives, including TraceWare, mirroring and caching technologies.

   General and Administrative. General and administrative expenses increased to $9.8 million for the year ended September 30, 1999 from $3.4 million for the year ended September 30, 1998. This increase was due to $2.4 million of depreciation of network equipment, $2.4 million of growth in personnel and related expenses, and $1.6 million office facility expenses, legal and accounting fees and other administrative related expenses.

   Interest Income, net. Interest income, net, increased to $1.6 million for the year ended September 30, 1999 from $354,000 for the year ended September 30, 1998. This increase was due to a higher average cash balance as a result of the proceeds of the issuance of shares of our preferred stock, and also common stock in our initial public offering.

Fiscal Years Ended September 30, 1998 and 1997

   Revenue. Revenue increased to $2.3 million for the year ended September 30, 1998 from $0.2 million for the year ended September 30, 1997. The increase in revenue was due primarily to an increase in the number of billing customers to 31 from 6.

   Cost of Revenue. Cost of revenue increased to $9.0 million for the year ended September 30, 1998 from $2.5 million for the year ended September 30, 1997. The increase in cost of revenue was due to $5.7 million of spending for additional network capacity and $0.8 million in recruitment and compensation costs relating to the addition of network operations personnel.

   Sales and Marketing. Sales and marketing expenses increased to $4.8 million for the year ended September 30, 1998 from $1.2 million for the year ended September 30, 1997. This increase was due to $3.1 million of growth in personnel and related costs and $0.5 million of program expenses.

   Product Development. Product development expenses increased to $1.7 million for the year ended September 30, 1998 from $0.4 million for the year ended September 30, 1997. This increase was due to $1.2 million in growth of personnel and related costs and $0.1 million of costs arising from new product initiatives, including TraceWare, mirroring and caching technologies.

   General and Administrative. General and administrative expenses increased to $3.4 million for the year ended September 30, 1998 from $1.5 million for the year ended September 30, 1997. This increase was due to $0.7 million of depreciation of network equipment, $0.7 million of growth in personnel and related expenses, and $0.5 million office facility expenses, legal and accounting fees and other administrative related expenses.

   Interest Income, net. Interest income, net, increased to $353,000 million for the year ended September 30, 1998 from $87,000 for the year ended September 30, 1997. This increase was due to a higher average cash balance as a result of the proceeds of the issuance of shares of our preferred stock.

Quarterly Results of Operations

   The following tables set forth certain unaudited statements of operations data for the eight quarters ended September 30, 1999. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited consolidated financial statements contained in this annual report, and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The operating results for any quarter should not be considered indicative of results of any future period.

                                                    Three Months Ended
                         -------------------------------------------------------------------------------
                         Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30,
                           1997      1998      1998      1998      1998      1999      1999      1999
                         --------  --------  --------  --------- --------  --------  --------  ---------
                                                      (in thousands)
Statement of Operations
 Data:
Revenue................. $   277   $   414   $   725    $   927  $  1,385  $  2,411  $  3,700  $  4,935
Costs and expenses:
 Cost of revenue........   1,961     2,065     2,267      2,746     2,923     4,827     8,055    13,691
 Sales and marketing....     860       927     1,296      1,764     2,046     3,125     4,525     6,314
 Product development....     214       357       538        585       843     1,167     1,853     2,494
 General and
  administrative........     531       632       902      1,326     1,260     1,703     2,469     4,416
 Stock compensation
  expense...............     --        --        132        355       346       680     1,248       933
                         -------   -------   -------    -------  --------  --------  --------  --------
   Total cost and
    expenses............   3,566     3,981     5,135      6,776     7,418    11,502    18,150    27,848
Loss from operations....  (3,289)   (3,567)   (4,410)    (5,849)   (6,033)   (9,091)  (14,450)  (22,913)
Other income (expense),
 net....................      45        19       123        166        96       160       387       908
                         -------   -------   -------    -------  --------  --------  --------  --------
Loss before income
 taxes..................  (3,244)   (3,548)   (4,287)    (5,683)   (5,937)   (8,931)  (14,063)  (22,005)
                         -------   -------   -------    -------  --------  --------  --------  --------
Provision for income
 taxes..................     --          1       --           1         2       --        --        --
                         -------   -------   -------    -------  --------  --------  --------  --------
   Net loss............. $(3,244)  $(3,549)  $(4,287)   $(5,684) $ (5,939) $ (8,931) $(14,063) $(22,005)
                         =======   =======   =======    =======  ========  ========  ========  ========

   We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

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

   In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to telecommunications capacity, depreciation, real estate and interest expenses and personnel, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Due to the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

Liquidity and Capital Resources

   From inception through our initial public offering on June 29, 1999, we financed our operations primarily through private equity placements of $86.9 million dollars and borrowings under notes payable and capital leases from financial institutions of $5.7 million. We raised $63.1 million in net proceeds from our initial public offering. At September 30, 1999, we had cash and cash equivalents and short-term investments of $75.0 million.

   Net cash used in our operating activities for fiscal 1999 was $39.7 million. The net cash used by operations was primarily due to working capital requirements and net losses, offset by increases in accounts payable and accrued expenses. Net cash used in investing activities was $35.6 million for fiscal 1999 and was comprised primarily of equipment purchases of $14.3 million and investments of $52.2 million in commercial paper with maturities of less than one year, which was offset by proceeds from investments which matured of $31.5 million. Net cash provided by financing activities was $112.9 million and was related primarily to the issuance of our Series E preferred stock and our initial public offering.

   We have a $750,000 revolving line of credit with a commercial bank for the purpose of financing equipment purchases. As of September 30, 1999, $323,000 was outstanding thereunder. The loan contains standard covenants including minimum working capital, minimum tangible net worth, debt to equity ratio and financial reporting requirements. Interest on borrowings thereunder accrues at the lender's prime rate plus 0.75% (which was 9.00% at September 30, 1999), and is payable monthly. No further advances were permitted following October 18, 1997, and any outstanding amounts are payable on or before October 18, 2000.

   We also have a $7.5 million line of credit with a commercial bank, consisting of a revolving credit facility of up to $5 million and other facilities of up to $2.5 million. As of September 30, 1999, approximately $230,000 was outstanding under the revolving credit facility, and approximately $562,000 was outstanding under equipment loan facilities. No further amounts may be borrowed under the equipment loan facilities. Advances under the line of credit are limited to a percentage of our recurring contract revenue. The loan contains standard covenants, including minimum working capital, minimum tangible net worth, debt to equity ratio and financial reporting requirements. Interest on borrowings thereunder accrues at the lender's prime rate plus 0.25% (which was 8.50% at September 30, 1999), and is payable monthly. Under the terms of the equipment loan facilities, interest is charged at the lender's prime rate plus 0.75%, which was 9.00% at September 30, 1999. The loans mature at various times in 2001. Between October 1, 1998 and January 31, 1999, we did not comply with the minimum tangible net worth and financial reporting covenants. However, we obtained waivers for all covenant violations. We have complied with all covenants since January 31, 1999. Additionally, we have several lease lines of credit. Total borrowings under these lease lines of credit were $10.0 million at September 30, 1999.

   The execution of our business plan will require substantial additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. In order to rapidly improve our competitive position, we anticipate making up to approximately $80.0 million to $100.0 million of capital expenditures for network expansion, facilities and related costs in the next 12 months. This substantial increase in the level of our anticipated capital expenditures will require up to $100.0 million to $150.0 million of additional financing. We intend to consider our future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements:

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

Recent Accounting Pronouncements

   On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position No. 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs related to internal software that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, we will adopt SOP 98-1 in our consolidated financial statements for the year ending September 30, 2000.

   On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 98-5, or SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. As we have not capitalized such costs, the adoption of SOP 98-5 is not expected to have a material impact on our consolidated financial statements.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. We do not believe the adoption of SFAS 133 will have a material effect on our consolidated results of operations or financial condition.

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

   We have formulated a contingency plan should we or any of our key third parties sustain business interruptions caused by year 2000 problems. We have reviewed our internal management information and other systems in order to identify and modify any products, services or systems that are not year 2000 compliant. To date, we have not encountered any material year 2000 problems with our computer systems, applications or any other equipment which might be subject to these problems. In addition, we received an independent third-party evaluation of the year 2000 compliance of our network equipment and carriers in March 1999 and of our computer systems and applications in October 1999. We will continue to monitor year 2000 compliance for our new products and services as they arise throughout the remainder of the year.

   Our plan for the year 2000 called for compliance verification of external vendors supplying software and information systems to us and communication with significant suppliers to determine their ability to remediate their own year 2000 issues. As part of our assessment, we evaluated the level of validation required of third parties to ensure their year 2000 readiness. Our business and our ability to deliver our products and services could be severely affected, at least for a certain period of time, in the event that year 2000 related problems were to cause disruption or failure in the Internet as a means of delivery of our products and services or more generally, disruption to the infrastructure. The total cost of these year 2000 compliance activities has not been, and is not anticipated to be, material to our business, results of operations and financial condition. The costs associated with addressing any year 2000 related problems that may arise could cause our business and prospects to suffer.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   We develop global network and related services and sell such services in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our foreign exchange risks. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded there are no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

                  RISKS FACTORS THAT MAY AFFECT FUTURE RESULTS

                              Risks Related To Us

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

We have incurred operating losses since our inception and expect future operating losses for the foreseeable future.

   The revenue and income potential of our business and market is unproven. From inception, we have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period. For the fiscal year ended September 30, 1998, our operating loss, negative cash flow from operations and net loss were $17.1 million, $15.7 million and $16.8 million, respectively. For the fiscal year ended September 30, 1999, our operating loss, negative cash flow from operations and net loss were $52.5 million, $39.7 million and $50.9 million, respectively. As of September 30, 1999, we had an accumulated deficit of approximately $73.1 million.

   Currently, we anticipate making significant investments in our network infrastructure and product development as well as our sales and marketing programs and personnel. For example, we have substantially increased the level of our anticipated capital expenditures for network expansion, facilities and related costs over the next 12 months to approximately $80.0 million to $100.0 million; this increased level of anticipated capital expenditures will require significant additional financing, as further described in "Management Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

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

  . continue to grow our infrastructure to accommodate new Internet developments and increase utilization of our network to maintain and increase our ability to service new and existing customers; and

  . expand our channels of distribution to increase our presence in its target markets.

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

  . the timing and magnitude of our capital expenditures, including costs relating to the expansion of operations, may vary from quarter to quarter;

  . bandwidth used by customers may fluctuate from quarter to quarter affecting our profits from such customers; and

  . conditions specific to the Internet industry and other general economic factors may affect the prices we can charge or the expenses we incur.

   In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to telecommunications capacity, depreciation, real estate, interest and personnel, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Due to the foregoing, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations."

We must offer services priced above the overall cost of bandwidth, and any failure to do so will jeopardize our operating results.

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

   Our data replication (mirroring) and storage (caching) business is attractive to customers primarily because these services eliminate a significant portion of the cost of transporting data by deploying data in close proximity to the end users. To the extent bandwidth costs decrease, the prices we may charge for these services will decrease as well. If the cost of bandwidth decreases in excess of our expectations, the value of these services could be substantially reduced, which would harm our business and financial results.

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

   Our customer contracts currently provide limited service level warranties related to the availability of service on a 24 hours a day, seven days per week basis, except for certain scheduled maintenance periods, and for packet losses. This warranty is limited to a credit for a limited amount for a period of time for disruptions in Internet transmission services and/or certain levels of packet losses. To date, we have had no material expense related to such service level warranties. Should we incur significant obligations in connection with system downtime, our liability insurance may not be adequate to cover such expenses. Although our customer contracts typically provide for no recovery with respect to incidental, punitive, indirect and consequential damages resulting from damages to equipment or disruption of service, in the event of such damages, we may be found liable, and, in such event, such damages may exceed our liability insurance.

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

   We are a new company engaging in a developing business with an unproven market. Accordingly, we cannot accurately estimate the size of our market or the potential demand for our services. If our customer base does not expand or if there is not widespread acceptance of our products and our services, our business and prospects will be harmed. For the fiscal year ended September 30, 1999, we had 83 billing customers, of which one, E*TRADE, accounted for approximately 35% of our revenues. We believe that our potential to grow and increase our market acceptance depends principally on the following factors, some of which are beyond our control:

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

   Our principal capital expenditures and lease payments include the purchase, lease and installation of network equipment such as switches, routers, servers and storage devices. Our working capital is primarily comprised of accounts receivable, accounts payable and accrued expenses. The timing and amount of our future capital requirements may vary significantly depending on numerous factors, including regulatory, technological, competitive and other developments in its industry. Due to the uncertainty of these factors, our actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Rapid growth in our business could strain our resources and harm our business and financial results.

   The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. We expect that our customers increasingly will demand additional information and reports with respect to the services we provide. To handle these demands and enable future traffic growth, we must develop and implement an automated customer service system. In addition, if we are successful in implementing our marketing strategy, we also expect the demands on our network infrastructure and technical support resources to grow rapidly, and we may experience difficulties responding to customer demand for our services and providing technical support in accordance with our customers' expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. We may not be able to keep pace with any growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to manage growth effectively, we may lose customers or fail to attract new customers and our business and financial results will suffer. See "Business--Business Strategy."

We could lose customers and expose the company to liability if breaches of our network security disrupt service to our customers or jeopardize the security of confidential information stored in our computer systems.

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

The integration of key new employees and officers into our management team has interfered, and will continue to interfere, with our operations.

   We have recently hired a number of key employees and officers including our chief financial officer, vice president of sales and vice president of corporate development, each of whom has been with us for less than a year. To integrate into Digital Island, such individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

We must retain and attract key employees or else we may not grow or be successful.

   We are highly dependent on key members of our management and engineering staff, including, without limitation, our president and chief executive officer, chief technology officer and vice president of marketing. The loss of one or more of these officers might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support work is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. See "Business--Employees" and "Management."

We depend on a limited number of third party suppliers for key components of our network infrastructure, and the loss of one or more suppliers may slow our growth or cause us to lose customers.

   We are dependent on other companies to supply key components of our infrastructure, including bandwidth capacity leased from telecommunications network providers and networking equipment that, in the quantities and quality demanded by us, are available only from sole or limited sources. While we have entered into various agreements for carrier line capacity, any failure to obtain additional capacity, if required, would impede the growth of our business and cause our financial results to suffer. The routers and switches used in our infrastructure are currently supplied primarily by Cisco Systems. We purchase these components pursuant to purchase orders placed from time to time; we do not carry significant inventories of these components and we have no guaranteed supply arrangements with this vendor. Any failure to obtain required products or services on a timely basis and at an acceptable cost would impede the growth of our business and cause our financial results to suffer. In addition, any failure of our sole or limited source suppliers to provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components used by us in our communications infrastructure could cause our business and financial results to suffer.

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

   We have applied for trademarks and service marks on certain terms and symbols that we believe are important for our business. In addition, we generally enter into confidentiality or license agreements with our employees and consultants and with our customers and corporations with whom Digital Island has strategic relationships, and Digital Island attempts to maintain control over access to and distribution of its software documentation and other proprietary information. However, the steps we have taken to protect our technology or intellectual property may be inadequate. Our competitors may independently develop technologies that are substantially equivalent or superior to ours. Moreover, in other countries where we do business, there may not be effective legal protection of patents and other proprietary rights that we believe are important to our business. See "Business--Intellectual Property Rights."

We may be unable to license necessary technology and we may be subject to infringement claims by third parties.

   Our commercial success will also depend in part on not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third party patents will require us to develop alternative technology or to alter our products or processes, obtain licenses or cease activities that infringe on third party's intellectual property rights. If any such licenses are required, we may not be able to obtain such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights. See "Business--Intellectual Property Rights."

We are subject to risks associated with entering into joint ventures, including inconsistent goals and exposure to unknown liabilities and unexpected obligations.

   Our strategy is to pursue international expansion through relationships and joint ventures with local Internet service providers and telecommunications carriers in other countries. We may not have a majority interest or control of the governing body of any such local operating joint venture. In any such joint venture in which we may participate, there will be a risk that the other joint venture partner may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or of us. The risk also will be present that a joint venture partner may be unable to meet its economic or other obligations and that we may be required to fulfill those obligations. In addition, in any joint venture in which we do not have a majority interest, we may not have control over the operations or assets of such joint venture. We may not be able to establish peering relationships or joint ventures with local Internet service providers and telecommunications carriers in other countries on favorable terms or at all. Our failure to establish these relationships may cause us to lose customers or slow our growth and our business and financial results would suffer.

Acquisitions we make could disrupt our business and harm our financial condition.

   We intend to make investments in other complementary companies, products and technologies in the future. In the event of any future purchases, we could:

  . issue stock that would dilute the ownership of our then existing shareholders;

  . incur debt;

  . assume liabilities;

  . incur amortization expenses related to goodwill and other intangible assets; or

  . incur large and immediate write-offs.

   These purchases also involve numerous risks, including:

  . problems integrating the operations, technologies or products purchased with those we already have;

  . unanticipated costs;

  . diversion of management's attention from our core business;

  . adverse effects on existing business relationships with suppliers and customers;

  . risks associated with entering markets in which we have no or limited prior experience; and

  . potential loss of key employees, particularly those of the purchased organizations.

We have anti-takeover defenses that could delay or prevent a takeover that stockholders may consider favorable.

   Certain provisions of our certificate of incorporation and bylaws and the provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of us. For example, our board of directors is divided into three classes to serve staggered three-year terms, we may authorize the issuance of up to 10,000,000 shares of "blank check" preferred stock, our stockholders may not take actions by written consent and our stockholders are limited in their ability to make proposals at stockholder meetings. See "Description of Capital Stock" for a further discussion of these provisions.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

   Stock prices and trading volumes for many Internet companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease.

                         RISKS RELATED TO OUR INDUSTRY

We may not be able to compete in our market since it is highly competitive and has many more established competitors, and we may lose market share as a result.

   Our market is highly competitive and this competition could harm our ability to sell our services and products on prices and terms favorable to us. Some of our current or potential competitors have the financial resources to withstand substantial price competition, and many may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations, including relationships with many of our current and potential customers.

   There are few substantial barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future. We compete against information technology and Internet outsourcing firms, national and regional Internet service providers, and global, regional and local telecommunications companies.

   Our competitors include companies such as Metromedia/AboveNet Communications, Inc., AT&T Corp., Exodus Communications, Inc., GTE Corporation, MCI WorldCom, Inc. and Qwest. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Our larger competitors may be able to provide customers with additional benefits in connection with their Internet systems and network solutions, including reduced communications costs. As a result, these companies may be able to price their products and services more competitively than we can and respond more quickly than us to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against our current or future competitors, we may lose market share, and our business and prospects would suffer.

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

   The increased use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners, and for Internet content delivery services has only begun to develop in recent years. Our success will depend in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The adoption of the Internet for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including:

  . the growth in consumer access to and market acceptance of new interactive technologies;

  . emergence of a viable and sustainable market for Internet content delivery services;

  . the development of technologies that facilitate interactive communication between organizations; and

  . increases in user bandwidth.

   If the market for Internet content delivery services or the Internet as a commercial or business medium does not develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

Liability laws are unsettled in our industry and potential liability associated with information disseminated through our network could harm our business and prospects.

   The law relating to the liability of online services companies and Internet access providers for communications and commerce carried on or disseminated through their networks is currently unsettled. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations, and is currently considering copyright legislation that may extend the right of reproduction held by copyright holders to include the right to make temporary copies for any reason. It is possible that claims could be made against online services companies and Internet access providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature of the data or the content of the materials disseminated through their networks. Several private lawsuits seeking to impose such liability upon online services companies and Internet access providers are currently pending. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. Some countries, such as China, regulate or prohibit the transport of telephony data in their territories. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources, or to discontinue some of our service or product offerings. Our ability to limit the types of data or content distributed through our network is limited. Failure to comply with such regulation in a particular jurisdiction could result in fines or penalties or the termination of our service in such jurisdiction. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. Our professional liability insurance may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks. Any costs not covered by insurance incurred as a result of such liability or asserted liability could harm our business and prospects.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

   We market and sell our network services and products in the United States and internationally. While the United States represented the majority of our revenues for fiscal year 1999, we expect the percentage of international sales to increase over time. We expect to commit significant resources to expand our international sales and marketing activities throughout year 2000. However, we may not be able to successfully market, sell, deliver and support our networking services and products internationally. Furthermore, we may not be able to maintain or increase market demand for our services, which may harm our business. However, we may not be able to successfully market, sell, deliver and support our networking services and products internationally. We presently conduct our international sales through local subsidiaries in the United Kingdom, Switzerland, Germany, the Netherlands, Japan, Malaysia and China and through distributor relationships with third parties in countries where we have no physical presence. Our failure to manage our international operations effectively could limit the future growth of our business, increase our costs, lengthen our sales cycle and require significant management attention. There are certain risks inherent in conducting our business internationally, such as:

  . changes in telecommunications regulatory requirements could restrict our ability to deliver services to our international customers;

  . export restrictions, tariffs, differing regulatory regimes and other trade barriers could impede us from adequately equipping our network facilities;

  . challenges in recruiting, retaining, and managing qualified staff who understand the highly technical aspects of our business could hinder our ability to grow and compete;

  . differing technology standards across countries may impede our ability to integrate our product offerings across international borders;

  . our United States centered accounting operations have limited international collection experience and we could have longer accounts receivable payment cycles and difficulties in collecting accounts receivable in foreign jurisdictions;

  . political and economic instability in international markets could lead to appropriation of our physical assets, impeding our ability to deliver our services to customers and harming our financial results;

  . protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

  . increased expenses associated with marketing services in foreign countries;

  . potentially adverse tax consequences, including restrictions on the repatriation of earnings due to unfavorable changes in tax laws or our physical presence in foreign countries; and

  . the risks related to the recent global economic turbulence and adverse economic circumstances in Asia.

   Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the Internet and technologies used on the Internet that are more strict than those currently in force in the United States. Furthermore, there is an on-going debate in Europe as to the regulation of certain technologies we use, including caching and mirroring. The European Parliament has recently adopted a directive relating to the reform of copyright in the European Community which will, if made into law, restrict caching and mirroring. Any or all of these factors could cause our business and prospects to suffer. In addition, we may not be able to obtain the necessary telecommunications infrastructure in a cost-effective manner or compete effectively in international markets. See "Business--Business Strategy" and "--Government Regulation."

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

   Although, to date, all of our customers have paid for our services in U.S. dollars, we currently pay some of our suppliers in foreign currencies which subjects us to currency fluctuation risks. For fiscal 1998 and fiscal 1999, costs denominated in foreign currencies were nominal and we had no foreign currency losses during those periods. However, we believe that in the future an increasing portion of our revenues and costs will be denominated in foreign currencies. In particular, we expect that with the introduction of the Euro, an increasing portion of our international sales may be Euro-denominated. Fluctuations in the value of the Euro or other foreign currencies may cause our business and prospects to suffer. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

Year 2000 computer complications could disrupt our operations and harm our business.

   The "year 2000 issue" is the result of computer systems and programs using two digits rather than four to identify a given year. Computer systems or programs that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations or other computer errors causing disruptions of operations. The potential for failures encompasses all aspects of our business, including our services, suppliers and customers. These failures could cause, among other things, disruptions in our operations and a temporary inability to engage in normal business activities.

   The year 2000 issue creates significant risks for us including:

  . potential warranty or other claims arising from our services;

  . damage to our reputation;

  . litigation costs;

  . impairment of the systems we use to run our business; and

  . impairment of the systems used by our suppliers and customers.

   Although we believe our products are year 2000 compliant, we may see an increase in warranty and other claims as a result of the year 2000 issues arising from undetected defects or the non-compliance of the suppliers upon whom we rely.

   We believe that the most reasonably likely worst-case year 2000 scenario is the non-compliance of the third-party telecommunications carriers, vendors and other significant suppliers upon whom we depend for transmission capacity. If these providers do not achieve year 2000 compliance, we cannot be certain that we will have sufficient transmission capacity to continue our service without interruption. However, in the event that any of our other suppliers do not achieve year 2000 compliance in a timely manner, and we are unable to replace them with alternate sources, our business and financial results would also be harmed.

   In addition, virtually all businesses face year 2000 compliance issues and may require hardware and software upgrades or modifications to their computer systems and applications. Companies owning and operating these systems may plan to devote a substantial portion of their information systems' spending to fund these upgrades and modifications and divert spending away from Internet content delivery solutions as the year 2000 approaches. Such changes in customers' spending patterns may reduce our revenues for the next few quarters. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" for information on their state of readiness, potential risks and contingency plans regarding the year 2000 issue.

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

   Implementation of any future changes in law or regulation, including those discussed herein, could cause our business and prospects to suffer. Our business and prospects may also be harmed by the imposition of certain tariffs, duties and other import restrictions on facilities and resources that we obtain from non-domestic suppliers. As a result, changes in law or regulation in the United States or elsewhere could cause our business and prospects to suffer. For a more detailed discussion of the possible risks associated with changes in law or regulation, please see Digital Island's "Business--Government Regulation."

Item 8. Financial Statements and Supplementary Data

   The Financial Statements and Supplementary Data of Digital Island required by this item are set forth at the pages indicated at Item 14(a).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Officers, Directors and Senior Management

   The following table sets forth the names and ages of our executive officers and directors and certain members of our senior management as of November 30, 1999.

Name                      Age                               Position
----                      ---                               --------
Ruann F.
 Ernst(1)(4)(5).........   53 Chief Executive Officer, President and Director
T.L. Thompson...........   53 Chief Financial Officer
Chris Albinson..........   32 Vice President of Corporate Development
Paul Evenson............   39 Vice President of Operations
Allan Leinwand..........   33 Vice President of Engineering and Chief Technology Officer
Bruce Pinsky............   36 Vice President of Solutions Engineering and Chief Information Officer
Michael T. Sullivan.....   48 Vice President of Finance
Rick Schultz............   41 Vice President North American Sales
Tim Wilson..............   40 Vice President of Marketing and International Sales
Charlie Bass(2).........   57 Director
Christos Cotsakos(4)....   50 Director
Marcelo A.
 Gumucio(2)(3)(4).......   61 Director
Cliff Higgerson (1)(3)..   57 Director
Shahan Soghikian(1).....   40 Director
David Spreng............   37 Director

--------
(1) Member of Executive Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee
(4) Member of Nominating Committee
(5) Member of Special Stock Option Committee

   Upon consummation of our merger with Sandpiper Networks, Inc., Leo S. Spiegel, who is currently the president and chief executive officer of Sandpiper, will become the president and director of Digital Island, and Scott Darling, Eric Shepcaro and Andrew Swart, who are officers of Sandpiper, will become vice president of professional services, vice president of international and channel sales and vice president of software engineering, respectively, of Digital Island.

   The merger agreement provides that, upon completion of the merger, the board of directors of Digital Island shall consist of four designees of Digital Island, who shall be Ruann Ernst, Cliff Higgerson, Marcelo Gumucio and Shahan Soghikian; three designees of Sandpiper, who shall be Leo Spiegel, Robert Kibble and G. Bradford Jones; and two mutually acceptable outside directors, one of whom shall be Christos Cotsakos and the other of whom shall be mutually agreed to at a later date.

   Each director will hold office for the term described below in "--Classified Board" and until such director's successor is elected and qualified or until such director's earlier resignation or removal. Each officer serves at the discretion of the board of directors of Digital Island.

   Ruann F. Ernst has served as president and chief executive officer and as a director since June 1998. Prior to joining Digital Island, Ms. Ernst served with Hewlett Packard, a computer equipment and services company, for over ten years, most recently as general manager of the Financial Services Business Unit. Ms. Ernst has also served as Director, Medical Computing Services Division and Assistant Professor, Medicine and Computer Science at The Ohio State University and as a Congressional Fellow in the Office of Technology Assessment. Ms. Ernst serves on the board of directors of The Institute for the Future, Phoenix International and Advanced

Fibre Communications, Inc. Ms. Ernst holds a B.S. in Mathematics, a Masters Degree in Computer Science and a Ph.D. in Technology and Organizational Change from The Ohio State University.

   Leo S. Spiegel has served as Sandpiper's president and chief executive officer and as a director of Sandpiper since January 1998. From February 1996 to January 1998, Mr. Spiegel served as senior vice president and chief technology officer of Donnelley Enterprise Solutions, Inc., an information management firm. From June 1995 to February 1996, Mr. Spiegel served as a senior vice president of Donnelley Business Services, a subsidiary of R.R. Donnelley and Sons Company. From May 1991 to June 1995, Mr. Spiegel was the executive vice president and chief technology officer of LANSystems, a network utilities software developer and international systems integration firm which he co-founded. Mr. Spiegel holds a B.A. from the University of California, San Diego.

   T.L. Thompson has served as chief financial officer since January 1999. Mr. Thompson served as chief financial officer of Narrowline, an Internet marketing firm, from October 1996 to November 1998. From 1989 to 1996 he served in various financial capacities at Ziff-Davis Publishing Company, most recently as vice president of business development. Mr. Thompson holds a B.S. in Economics and an M.B.A. from Northwestern University.

   Chris Albinson has served as vice president of corporate development since September 1999. From 1993 to August 1999 Mr. Albinson served as assistant vice president at Newbridge Networks Corp., manufacturer of digital electronic network products. Mr. Albinson holds an M.B.A. from the University of Western Ontario.

   Paul Evenson has served as vice president of operations since November 1998. From 1996 to 1998, Mr. Evenson served as vice president of sales and operations at Westech Communications, Inc., a communications services firm. From 1986 to 1996, Mr. Evenson served as vice president of information technology at Montgomery Securities, an investment banking firm. Mr. Evenson studied Engineering at Oregon State University.

   Scott Darling has served as Sandpiper's vice president of business development and professional services since May 1999. Mr. Darling has over 18 years of management consulting and business development expertise with such firms as Andersen Consulting, Price Waterhouse and MCI Systemhouse. Most recently, Mr. Darling was the managing director for the Worldwide Consumer Products and Retail and Financial Services vertical practices at MCI Systemhouse with a heavy focus on e-commerce and web enablement services. Mr. Darling holds a B.S. in Economics and Business Administration from the University of Nebraska and an M.B.A. from Colorado State University.

   Allan Leinwand has served as vice president of engineering and chief technology officer of Digital Island since January 1997 and as a director from January 1997 to February 1999. Prior to joining Digital Island, from August 1990 to February 1997, Mr. Leinwand served as manager, consulting engineer at Cisco Systems, a network equipment provider, where he designed and deployed global internetworks for large corporations, governments and institutions. Mr. Leinwand also served as a network design and implementation engineer at Hewlett Packard from 1988 to 1990. Mr. Leinwand holds a B.S. in Computer Science from the University of Colorado, Boulder.

   Bruce Pinsky has served as vice president of solutions engineering and chief information officer since March 1997. From August 1992 to March 1997, Mr. Pinsky worked in Customer Engineering and Global Support Engineering for Cisco Systems. Mr. Pinsky holds a B.S. in Computer Science from California State University, Hayward.

   Michael T. Sullivan has served as vice president of finance since May 1997 and served as chief financial officer from October 1997 to January 1999. From July 1993 to May 1996 Mr. Sullivan served as vice president of operations and chief financial officer for Tut Systems, a network equipment provider. Mr. Sullivan holds a B.S. in Business Administration from the University of California, Berkeley. Mr. Sullivan is a certified public accountant.

   Rick Schultz has served as vice president of north american sales since March 1999. From December 1995 to February 1999, Mr. Schultz served as vice president of sales at Pacific Bell Network Integration, a subsidiary of Pacific Bell, a telecommunications company. Mr. Schultz also held various senior management positions at AT&T from June 1980 to November 1995 in sales, product management and sales management. Mr. Schultz holds a B.S. in Commerce from De Paul University and an M.B.A. from the University of San Francisco.

   Eric Shepcaro has served as Sandpiper's vice president of sales since January 1998. Mr. Shepcaro has more than 20 years of technical sales and marketing experience. Prior to joining Sandpiper, Mr. Shepcaro spent over 17 years at Sprint Corporation. Most recently, he served as vice president of sales engineering and application support, where he led the organization responsible for technical sales, business development, network engineering, program, management, and service implementation for business and government customers. Mr. Shepcaro holds a B.S. in Business from the State University of New York at Albany and an M.B.A. from San Francisco State University.

   Andrew Swart has served as Sandpiper's vice president of engineering since January 1998 and as a director of Sandpiper since December 1996. Mr. Swart also served as Sandpiper's president and chief executive officer from December 1996 to January 1998. From November 1994 to December 1996, Mr. Swart was a managing director of Sandpiper Consulting LLC. Mr. Swart holds a B.S. in Management Information Systems from the University of Texas at Dallas.

   Tim Wilson has served as vice president of marketing and international sales since March 1998. From January 1996 to March 1998, Mr. Wilson served as general manager within the Business Communications Systems Division of Lucent Technologies, a telecommunications equipment supplier. Mr. Wilson also served as executive director and general manager of the Business Communications Systems Division of AT&T Australia from November 1993 to December 1995. From August 1983 to October 1993, Mr. Wilson held several management positions in engineering, sales and marketing at AT&T Corp. and AT&T Bell Laboratories.
Mr. Wilson holds a B.A. in Physics from Bowdoin College and an M.B.A. from the Fuqua School of Business at Duke University.

   Charlie Bass has served as a director since March 1997. Dr. Bass is trustee of The Bass Trust, general partner of Bass Associates and a consulting professor of Electrical Engineering at Stanford University. He is also chairman of the board of directors of Meridian Data, Inc., Socket Communications, Inc. and SoloPoint, Inc. and serves on the board of directors of several private communications companies. Prior to co-founding Ungermann-Bass in 1979, Dr. Bass was at Zilog, Inc., and prior to the formation of Zilog, Inc. in 1975, he was on the Electrical Engineering and Computer Sciences faculty at the University of California at Berkeley from 1972 to 1975. Dr. Bass holds a Ph.D. in Electrical Engineering from the University of Hawaii where he participated in the Aloha System research in radio frequency-based computer networks.

   Christos Cotsakos has served as a director of Digital Island since July 1998. Mr. Cotsakos joined E*TRADE, an online financial services company, in March 1996 as the president and chief executive officer and as a director. Before joining E*TRADE, he served as president, chief operating officer, co-chief executive officer and a director of AC Nielsen Inc., a marketing research company. Prior to joining AC Nielsen, Mr. Cotsakos spent 19 years with Federal Express Corporation, where he held a number of senior executive positions. In addition to E*TRADE, Mr. Cotsakos serves on the boards of directors of Fox Entertainment Group, Inc., National Processing, Inc., Omega Research, Inc. and Critical Path, Inc., as well as several private companies. A decorated Vietnam veteran, he received a B.A. from William Paterson College and an M.B.A. from Pepperdine University. Mr. Cotsakos is currently pursuing a Ph.D. degree in economics at the University of London.

   Marcelo A. Gumucio has served as a director since January 1998, and served as chairman of the board of directors from January 1998 until May 1998. He is the managing partner of Gumucio Burke & Associates, a private investment firm. In April 1996, Mr. Gumucio joined Micro Focus PLC, an enterprise software provider, as its chief executive officer. He had served as a non-executive director of Micro Focus' board of directors since January 1996. Prior to joining Micro Focus, from 1992 to 1996, Mr. Gumucio was president, chief executive officer and chairman of the board of directors of Memorex Telex NV. Mr. Gumucio's professional experience in the computer and communications industry spans almost 30 years and includes senior management positions at Cray Research, Inc., Northern Telecom Limited, Memorex Corporation and Hewlett-Packard Company. Mr. Gumucio serves on the board of directors of BidCom Inc., E-Stamp Corporation and Burr Brown Corporation. Mr. Gumucio graduated cum laude with a B.S. in mathematics from the University of San Francisco in 1961. He received an M.S. in applied mathematics and operations research in 1963 from the University of Idaho, where he was named a National Science Fellow and graduated with honors. In 1982, he graduated from the Harvard Business School Advanced Management Program.

   Cliff Higgerson has served as a director since March 1997. Mr. Higgerson has over 20 years experience with venture capital investments. Prior to forming Communications Ventures II in the summer of 1997, he was a general partner of Vanguard Venture Partners, where he has been since 1993 and where he continues to manage several portfolio companies. His 25 years of involvement in the communications field include research, consulting, planning, investment banking, and venture capital. Mr. Higgerson serves on the board of directors of Advanced Fibre Communications, Inc., Ciena Corp. and Digital Microwave Corp., as well as several private companies. Mr. Higgerson holds a B.S. in electrical engineering and an M.B.A. from the Haas School of Business at the University of California at Berkeley.

   Shahan Soghikian has served as a director since February 1999. Mr. Soghikian has over nine years experience with venture capital investments and is a general partner of Chase Capital Partners, where he has been since 1990, and where he develops, executes and monitors investments in private companies.
Mr. Soghikian serves on the board of directors of two private companies, Nextec Applications, Inc. and AFS Holdings. Mr. Soghikian graduated with a B.A. in Biology from Pitzer College and an M.B.A. from Anderson School of Business at the University of California at Los Angeles.

   David Spreng has served as a director since July 1997. Mr. Spreng has over 10 years of venture capital investment experience, primarily in communications, and served as president of IAI Ventures, the private equity arm of Investment Advisers, Inc. from 1992 until September 1998, when Mr. Spreng became the managing member of the general partners of the successor in interest to IAI Ventures and IAI, the Crescendo Funds and its management company. Mr. Spreng serves on the board of directors of Tut Systems, Inc. and several private companies. Mr. Spreng graduated from the University of Minnesota with a B.S. in Accounting.

Director Compensation

   Our directors do not currently receive compensation for their services as members of the board of directors. All directors are reimbursed for their reasonable out-of-pocket expenses in serving on the board of directors or any committee thereof. Employee directors are eligible to participate in our 1998 stock option/stock issuance plan and will also be eligible to receive equity incentives, in the form of stock option grants or direct stock issuances, under our 1999 stock incentive plan.

   Non-employee board members will receive option grants at periodic intervals under the automatic option grant program of the 1999 stock incentive plan and will also be eligible to receive discretionary option grants under the discretionary option grant program of such plan. See "Executive Compensation and Other Information--Employee Benefit Plans."

Classified Board

   Our certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors will be elected each year. David Spreng has been designated a Class I director whose term expires at the 2000 annual meeting of stockholders. Mr. Ron Higgins, our former chairman, was a Class I director; he resigned on September 28, 1999 and his seat is vacant. Charlie Bass, Cliff Higgerson and Shahan Soghikian have been designated Class II directors whose term expires at the 2001 annual meeting of stockholders. Christos

Cotsakos, Ruann Ernst and Marcelo Gumucio have been designated Class III directors whose term expires at the 2002 annual meeting of stockholders. See "Description of Capital Stock--Antitakeover Effects of Provisions of Certain Charter Provisions, Bylaws and Delaware Law."

Board Committees

   The executive committee of our board of directors consists of Ruann Ernst, Cliff Higgerson and Shahan Soghikian. The executive committee, subject to the following limitations, acts upon all matters concerning our interests, and manages our business when the full board of directors is not in session. Our executive committee may not:

  . adopt, amend or repeal the bylaws;

  . elect directors to fill vacancies on the board;

  . fill vacancies on the executive committee, or change its membership;

  . elect to remove officers of Digital Island;

  . amend the corporate charter;

  . act on matters assigned to other committees of the board;

  . appoint standing committees of the board;

  . recommend to the stockholders any action requiring their approval; or

  . approve the acquisition or disposal of any capital asset or assets to be used by us or any subsidiary in an amount exceeding an aggregate $3,000,000 in any interim period between meetings of the board.

   The audit committee of the board of directors consists of Marcelo Gumucio and Cliff Higgerson. The audit committee reviews our financial statements and accounting practices, makes recommendations to the board of directors regarding the selection of independent auditors and reviews the results and scope of our annual audit and other services provided by our independent auditors.

   The compensation committee of the board of directors consists of Charlie Bass and Marcelo Gumucio. The compensation committee makes recommendations to the board of directors concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans including the grant of options under those plans.

   The nominating committee of the board of directors consists of Christos Cotsakos, Ruann Ernst and Marcelo Gumucio. The nominating committee makes recommendations to the board of directors concerning candidates for directorships.

   The special stock option committee of the board of directors consists solely of Ruann Ernst. The special stock option committee has the authority, separate from the compensation committee, to make discretionary option grants to eligible individuals other than officers or non-employee members of the board of directors.

Compensation Committee Interlocks and Insider Participation

   None of the members of the compensation committee of the board of directors was at any time since the formation of Digital Island an officer or employee of Digital Island. No executive officer of Digital Island serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or our compensation committee of the board of directors.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

   The following table sets forth the compensation earned by our named executive officers which include our chief executive officer and our four other executive officers whose salary and bonus for services rendered in all capacities to Digital Island for the fiscal year ended September 30, 1999 exceeded $100,000. For a list of our current executive officers and certain members of senior management, see "Management."

   The options listed in the following table were originally granted under either our 1997 stock option and incentive plan or our 1998 stock option/stock issuance plan. These options have been incorporated into the new 1999 stock incentive plan, but will continue to be governed by their existing terms. See "Executive Compensation and Other Information--Employee Benefit Plans."

                                                                     Long Term
                                                                    Compensation
                                 Annual Compensation                   Awards
                                ---------------------               ------------
                                                                     Number of
                                                                     Securities
                                                      Other Annual   Underlying
Name and Principal Position(s)  Year  Salary   Bonus  Compensation    Options
------------------------------  ---- -------- ------- ------------  ------------
Ruann F. Ernst................  1999 $185,961 $64,250   $24,620(1)   1,044,159
 President and Chief Executive
  Officer
Allan Leinwand................  1999  163,333  44,000       --         323,000
 Chief Technology Officer
Ron Higgins(2)................  1999  150,000  40,000       --         400,000
 Chairman of the Board of
  Directors
Tim Wilson....................  1999  180,446  51,250       --         280,000
 Vice President of Marketing
  and International Sales
Paul Evenson..................  1999  146,635  27,222       --         200,000
 Vice President of Operations

--------
(1) Consists of reimbursement of rent for Ms. Ernst's apartment in San Francisco, California.
(2) Mr. Higgins served as President and Chief Executive Officer of Digital Island from February 1994 until June 1998 and Chairman of the Board of Directors from June 1998 to September 1999.

Stock Options and Stock Appreciation Rights

   The following table sets forth information regarding option grants to each of the named executive officers during the fiscal year ended September 30, 1999. No stock appreciation rights were granted to the named executive officers during the 1999 fiscal year.

                    Stock Option Grants in Fiscal Year 1999

                                                                 Potential
                                                            Realizable Value at
                  Number of  Percentage                       Assumed Annual
                  Securities  of Total  Exercise              Rates of Stock
                  Underlying  Options    Price              Price Appreciation
                   Options   Granted to   Per                 for Option Term
                   Granted   Employees    Share  Expiration -------------------
      Name           (#)      in 1999    ($/Sh)     Date       5%        10%
      ----        ---------- ---------- -------- ---------- -------- ----------
Ruann F. Ernst...  250,000      10.4%    $4.25     3/18/09  $668,201 $1,693,351
Allan Leinwand...   35,000       1.5%     4.25     3/18/09    93,548    237,069
Ron Higgins......      --        --        --          --        --         --
Tim Wilson.......   40,000       1.7%     3.50    10/16/08    88,045    223,124
Tim Wilson.......  100,000       4.1%     4.25     3/18/09   267,280    677,341
Paul Evenson.....  150,000       6.2%     3.50    10/26/08   330,170    836,715
Paul Evenson.....   50,000       2.1%     4.25     3/18/09   133,640    338,670

   The exercise price per share of each option was determined by our board of directors in its good faith judgment and generally reflects its best estimate of the fair value of our common stock on the date of each grant, taking into account factors such as our operating performance, recent sales of securities, and market conditions.

   Each option has a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of service with Digital Island. Ms. Ernst was granted an option for 250,000 shares with an exercise price of $4.25 per share. The first 234,373 shares, subject to her options, will vest in a series of 45 successive equal monthly installments upon her completion of each month of service over the 45-month period measured from March 18, 1999, and the remaining 15,627 shares will vest in a series of 3 successive equal monthly installments over the 3-month period measured from December 18, 2002. The option granted to Mr. Leinwand for 35,000 shares began to vest starting March 18, 1999 in 48 successive equal monthly installments. The option granted Mr. Wilson for 40,000 shares is vested for 9,600 shares on October 16, 1999, and vests in a series of 38 successive equal monthly installments upon his completion of service measured from October 16, 1999. The option Mr. Wilson was granted for 100,000 shares began to vest starting March 18, 1999 in 48 successive equal monthly installments. The option granted Mr. Evenson for 150,000 shares is vested for 36,000 shares on October 26, 1999 and vests in a series of 38 successive equal monthly installments upon his completion of service measured from October 29, 1999. The option Mr. Evenson was granted for 50,000 shares began to vest starting October 26, 1999 in 48 successive equal monthly installments.

   The actual stock price appreciation over the 10-year option term may not be at the above 5% and 10% assumed annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of common stock appreciates over the option term, no value will be realized from the option grant made to the named executive officer.

Aggregated Option/SAR Exercises and Fiscal Year-End Values

   The following table sets forth information with respect to the named executive officers concerning their exercise of stock options during the fiscal year ended September 30, 1999 and the number of shares subject to unexercised stock options held by them as of the close of such fiscal year. No stock appreciation rights were exercised during the fiscal year ended September 30, 1999, and no stock appreciation rights were outstanding at the close of such year. In the following table, "Value Realized" is equal to the difference between the fair value of the shares at the time of exercise ($9.90 per share) and the exercise price paid for the shares and the "Value of Unexercised In-The-Money Options at Year-End" is based upon the fair value per share at the close of the 1999 fiscal year ($26.00 per share) less the exercise price payable per share.

            Aggregated Option Exercises in 1999 and Year-End Values

                                                     Number of Securities  Value of Unexercised
                                                    Underlying Unexercised In-the-Money Options
                                           Value     Options at Year-End       at Year-End
                         Shares Acquired  Realized  ---------------------- --------------------
          Name           on Exercise (#)    ($)          Exercisable          Unexercisable     Exercisable Unexercisable
          ----           --------------- ---------- ---------------------- -------------------- ----------- -------------
Ruann F. Ernst..........     133,332     $1,119,989        392,076               418,751        $9,519,925   $9,657,837
Allan Leinwand..........     163,733      1,555,464         14,775               144,492           361,396    3,528,289
Ron Higgins.............     216,000      2,052,000         42,333               141,667         1,083,725    3,626,675
Tim Wilson..............      53,249        445,307         49,649               177,102         1,134,256    4,152,129
Paul Evenson............         --             --             --                200,000               --     4,462,500

Employee Benefit Plans

 1999 Stock Incentive Plan

   Our 1999 stock incentive plan is the successor equity incentive program to our 1998 stock option/stock issuance plan which was the successor equity incentive program to our 1997 stock option and incentive plan. The 1999 stock incentive plan became effective on June 29, 1999, the effective date of our initial public offering. All outstanding options under our predecessor plan were at that time incorporated into the 1999 stock incentive plan, and no further option grants will be made under such predecessor plan. The incorporated options will continue to be governed by their existing terms, unless the plan administrator elects to extend one or more features of the 1999 stock incentive plan to those options. Except as otherwise noted below, the incorporated options have substantially the same terms as will be in effect for grants made under the discretionary option grant program of the 1999 stock incentive plan.

   An initial reserve of 7,544,000 shares of common stock has been authorized for issuance under the 1999 stock incentive plan. This share reserve consists of (i) the number of shares estimated to remain available for issuance under our predecessor plan, including the shares subject to outstanding options thereunder, plus (ii) an additional increase of approximately 2,500,000 shares. The number of shares of common stock reserved for issuance under the 1999 stock incentive plan will automatically increase on the first trading day in January each calendar year, beginning in calendar year 2000, by an amount equal to four percent (4%) of the total number of shares of common stock outstanding on the last trading day in December in the preceding calendar year, but in no event will this annual increase exceed 2,000,000 shares. In addition, no participant in the 1999 stock incentive plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 750,000 shares of common stock in the aggregate per calendar year.

   The 1999 stock incentive plan is divided into five separate components:

  . the discretionary option grant program, under which eligible individuals in Digital Island's employ or service (including officers, non-employee board members and consultants) may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date;

  . the stock issuance program under which eligible individuals may, in the plan administrator's discretion, be issued shares of common stock directly, upon the attainment of designated performance milestones or upon the completion of a specified service requirement or as a bonus for past services;

  . the salary investment option grant program, which may, at the plan administrator's sole discretion, be activated for one or more calendar years and, if so activated, will allow executive officers and other key executives selected by the plan administrator the opportunity to apply a portion of their base salary each year to the acquisition of special below-market stock option grants;

  . the automatic option grant program, under which option grants will automatically be made at periodic intervals to eligible non-employee board members to purchase shares of common stock at an exercise price equal to 100% of the fair market value of those shares on the grant date; and

  . the director fee option grant program, which may, in the plan administrator's sole discretion, be activated for one or more calendar years and, if so activated, will allow non-employee board members the opportunity to apply all or a portion of the annual retainer fee otherwise payable to them in cash each year to the acquisition of special below-market option grants.

   The discretionary option grant program and the stock issuance program are administered by the compensation committee. However, a secondary committee of one or more board members also has concurrent authority to administer those programs with respect to individuals who are neither officers nor directors. The compensation committee or secondary committee as plan administrator have complete discretion to determine which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the Federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. However, the board acting by a disinterested majority has the exclusive authority to make any discretionary option grants or stock issuances to members of the compensation committee. The compensation committee has the exclusive authority to select the executive officers and other highly compensated employees who may participate in the salary investment option grant program in the event that program is activated for one or more calendar years. Neither the compensation committee nor the board will exercise any administrative discretion with respect to option grants under the salary investment option grant program or under the automatic option grant or director fee option grant program for the non-employee board members. All grants under those latter three programs will be made in strict compliance with the express provisions of each program.

   The exercise price for the shares of common stock subject to option grants made under the 1999 stock incentive plan may be paid in cash or in shares of common stock valued at fair market value on the exercise date. The option may also be exercised through a same-day sale program without any cash outlay by the optionee.

   The plan administrator has the authority to effect the cancellation of outstanding options under the discretionary option grant program (including options incorporated from our predecessor plan) in return for the grant of new options for the same or different number of option shares with an exercise price per share based upon the fair market value of the common stock on the new grant date.

   Stock appreciation rights are authorized for issuance under the discretionary option grant program. These rights will provide the holders with the election to surrender their outstanding options for an appreciation distribution from us equal to the excess of (a) the fair market value of the vested shares of common stock subject to the surrendered option over (b) the aggregate exercise price payable for those shares. Such appreciation distribution may be made in cash or in shares of common stock. None of the incorporated options from our predecessor plan contain any stock appreciation rights.

   In the event that we are acquired by merger or asset sale, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation will automatically accelerate in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation. The plan administrator has complete discretion to grant one or more options under the discretionary option grant program which will vest and become exercisable for all the option shares in the event those options are assumed in the acquisition and the optionee's service with us or the acquiring entity is terminated within a designated period (not to exceed eighteen months) following that acquisition. The vesting of outstanding shares under the stock issuance program may be accelerated upon similar terms and conditions.

   The plan administrator is also authorized to grant options and structure repurchase rights so that the shares subject to those options or repurchase rights will immediately vest in connection with a change in ownership or control (whether by successful tender offer for more than fifty percent of our outstanding voting stock or by a change in the majority of our board through one or more contested elections for board membership). Such accelerated vesting may occur either at the time of such change or upon the subsequent termination of the individual's service within a designated period (not to exceed eighteen months) following the change.

   The options to be incorporated from our predecessor plan will immediately vest and become exercisable for all the option shares if we are acquired by merger or asset sale, unless the options are assumed by the successor corporation and our repurchase rights with respect to the unvested shares subject to those options are concurrently assigned to the successor entity. For some of these options, the board also has the authority to provide for their cancellation in return for a cash payment to the option holders in an amount per cancelled option share equal to the excess of the price to be paid per share of our common stock in the acquisition over the option exercise price payable per share under the cancelled option. Other of these options contain a special acceleration feature. Under that feature, should the optionee's service be terminated within a designated period following an acquisition in which the option is assumed and our repurchase rights are assigned, then the option will vest at that time and become immediately exercisable for all the option shares, and all unvested shares held by such individual will also vest at that time. There are no other change in control provisions currently in effect for the outstanding options under the predecessor plan. However, the plan administrator will have the discretion to extend the acceleration provisions of the 1999 stock incentive plan to any or all of the options outstanding under our predecessor plan.

   In the event the plan administrator elects to activate the salary investment option grant program for one or more calendar years, each executive officer and other key employee selected for participation may elect, prior to the start of the calendar year, to reduce his or her base salary for that calendar year by a specified dollar amount not less than $10,000 nor more than $50,000. Each selected individual who files this timely election will automatically be granted, on the first trading day in January of the calendar year for which that salary reduction is to be in effect, a non-statutory option to purchase that number of shares of common stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of common stock on the grant date. The option will be exercisable at a price per share equal to one-third of the fair market value of the option shares on the grant date. As a result, the total spread on the option shares at the time of grant (the fair market value of the option shares on the grant date less the aggregate exercise price payable for those shares) will be equal to the amount of salary invested in that option. The option will vest and become exercisable in a series of twelve equal monthly installments over the calendar year for which the salary reduction is to be in effect.

   Under the automatic option grant program, eligible non-employee board members will receive a series of option grants over their period of board service. Each individual who first becomes a non-employee board member at any time at or after the effective date of this offering will receive an option grant for 15,000 shares of common stock on the date such individual joins the board, provided such individual has not been in our prior employ. In addition, on the date of each annual stockholders meeting held after the effective date of this offering, each non-employee board member who is to continue to serve as a non-employee board member (including the individuals who are currently serving as non-employee board members) will automatically be granted an option to purchase 5,000 shares of common stock, provided such individual has served on the board for at least six months. There will be no limit on the number of such 5,000 share option grants any one eligible non-employee board member may receive over his or her period of continued board service, and non-employee board members who have previously been in our employ will be eligible to receive one or more such annual option grants over their period of board service.

   Each automatic grant will have an exercise price per share equal to the fair market value per share of common stock on the grant date and will have a term of 10 years, subject to earlier termination following the optionee's cessation of board service. Each automatic option will be immediately exercisable for all of the option shares; however, any unvested shares purchased under the 15,000-share option will be subject to repurchase by Digital Island, at the exercise price paid per share, should the optionee cease to serve on the board prior to vesting in those shares. The shares subject to each initial 15,000-share automatic option grant will vest in a series of six successive equal semi-annual installments upon the optionee's completion of each month of board service over the 36 month period measured from the grant date. However, the shares will immediately vest in full upon certain changes in control or ownership or upon the optionee's death or disability while a board member. The shares subject to each annual 5,000-share automatic grant will be fully-vested when granted. Following the optionee's cessation of board service for any reason, each option will remain exercisable for a 12-month period and may be exercised during that time for any or all shares in which the optionee is vested at the time of such cessation of service.

   If the director fee option grant program is activated in the future, each non-employee board member will have the opportunity to apply all or a portion of any annual retainer fee otherwise payable in cash to the acquisition of a below-market option grant. The option grant will automatically be made on the first trading day in January in the year for which the retainer fee would otherwise be payable in cash. The option will have an exercise price per share equal to one-third of the fair market value of the option shares on the grant date, and the number of shares subject to the option will be determined by dividing the amount of the retainer fee applied to the program by two-thirds of the fair market value per share of common stock on the grant date. As a result, the total spread on the option (the fair market value of the option shares on the grant date less the aggregate exercise price payable for those shares) will be equal to the portion of the retainer fee invested in that option. The option will vest and become exercisable for the option shares in a series of twelve equal monthly installments over the calendar year for which the election is to be in effect. However, the option will become immediately exercisable and vested for all the option shares upon (a) certain changes in the ownership or control or (b) the death or disability of the optionee while serving as a board member.

   The shares subject to each option under the salary investment option grant, automatic option grant and director fee option grant programs will immediately vest upon (a) an acquisition of us by merger or asset sale or (b) the successful completion of a tender offer for more than 50% of our outstanding voting stock or a change in the majority of our board effected through one or more contested elections for board membership.

   Limited stock appreciation rights will automatically be included as part of each grant made under the automatic option grant, salary investment option grant and director fee option grant programs and may be granted to one or more officers as part of their option grants under the discretionary option grant program. Options with this limited stock appreciation right may be surrendered to Digital Island upon the successful completion of a hostile tender offer for more than 50% of our outstanding voting stock. In return for the surrendered option, the optionee will be entitled to a cash distribution from us in an amount per surrendered option share equal to the excess of (a) the highest price per share of common stock paid in connection with the tender offer over
(b) the exercise price payable for such share.

   The board may amend or modify the 1999 stock incentive plan at any time, subject to any required stockholder approval. The 1999 stock incentive plan will terminate on the earliest of (a) April 15, 2009, (b) the date on which all shares available for issuance under the 1999 stock incentive plan have been issued as fully-vested shares or (c) the termination of all outstanding options in connection with certain changes in control or ownership.

 1999 Employee Stock Purchase Plan

   Our 1999 employee stock purchase plan became effective on June 29, 1999, the date of execution of the underwriting agreement relating to our initial public offering. The plan is designed to allow our eligible employees and those of our participating subsidiaries to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the plan. 300,000 shares of common stock will initially be reserved for issuance under the plan. The reserve will automatically increase on the first trading day in January each year, beginning in calendar year 2000, by an amount equal to one percent (1%) of the total number of outstanding shares of our common stock on the last trading day in December in the prior year. In no event will any such annual increase exceed 500,000 shares.

   The plan will be implemented in a series of successive offering periods, each with a maximum duration of 24 months. However, the initial offering period began on the execution date of the underwriting agreement for our initial public offering and will end on the last business day in July 2001. The next offering period will commence on the first business day in August 2001, and subsequent offering periods will commence as designated by the plan administrator.

   Individuals who are eligible employees (employees scheduled to work more than 20 hours per week for more than five calendar months per year) on the start date of any offering period may enter the plan on that start date or on any subsequent semi-annual entry date (the first business day of February or August each year). Individuals who become eligible employees after the start date of the offering period may join the plan on any subsequent semi-annual entry date within that offering period.

   Payroll deductions may not exceed 15% of the participant's base salary, and the accumulated payroll deductions of each participant will be applied to the purchase of shares on his or her behalf on each semi-annual purchase date (the last business day in January and July each year) at a purchase price per share equal to 85% of the lower of (a) the fair market value of the common stock on the participant's entry date into the offering period or (b) the fair market value on the semi-annual purchase date. In no event, however, may any participant purchase more than 1,200 shares on any semi-annual purchase date, nor may all participants in the aggregate purchase more than 200,000 shares on any semi-annual purchase date. The initial purchase date under the plan will occur on January 31, 2000.

   If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of the two-year offering period, then that offering period will automatically terminate, and a new two-year offering period will begin on the next business day, with all participants in the terminated offering to be automatically transferred to the new offering period.

   Should we be acquired by merger, sale of substantially all our assets or sale of securities possessing more than fifty percent of the total combined voting power of our outstanding securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of that acquisition. The purchase price will be equal to 85% of the lower of
(a) the fair market value per share of common stock on the participant's entry date into the offering period in which the acquisition occurs or (b) the fair market value per share of common stock immediately prior to the acquisition. The limitation on the maximum number of shares purchasable in the aggregate on any one purchase date will not be in effect for any purchase date attributable to such an acquisition.

   The plan will terminate on the earlier of (a) the last business day of July 2009, (b) the date on which all shares available for issuance under the plan shall have been sold pursuant to purchase rights exercised thereunder or (c) the date on which all purchase rights are exercised in connection with an acquisition of us by merger or asset sale.

   The board may at any time alter, suspend or discontinue the plan. However, certain amendments, such as increasing the number of shares reserved for issuance under the plan, require stockholder approval.

 401(k)Plan

   We sponsor the Digital Island, Inc. 401(k) Plan. Employees who complete three months of service with us are eligible to participate in the 401(k) Plan and may contribute up to 15% of their current compensation, but in no event may they contribute more than the maximum dollar amount allowable per calendar year under the federal tax laws. Each participant is fully vested in his or her salary reduction contributions. Participant contributions are held in trust and the individual participants may direct the trustee to invest their accounts in a number of investment alternatives. We may make contributions to the 401(k) Plan which match a percentage of each participant's contributions for the year, with the actual percentage match (if any) for one or more plan years to be determined by us in our discretion. In addition, we may make discretionary contributions for one or more plan years which would be allocated to participants on the basis of their compensation for the plan year. Any discretionary and matching contributions which we may make to the 401(k) Plan would be subject to a vesting schedule tied to the participant's years of service with us. To date, we have not made any matching or discretionary contributions to the 401(k) Plan. We may also make fully vested qualified non-elective contributions to the 401(k) Plan on behalf of participants who are not "highly compensated," but have not done so to date.

Employment Contracts and Change of Control Arrangements

   We have entered into employment agreements with Ms. Ernst, Mr. Leinwand, Mr. Wilson and Mr. Evenson, each of whom is an officer of Digital Island. All outstanding options held by the foregoing officers will automatically vest in full upon an acquisition of us by merger, sale of substantially all the assets or sale of more than 50% of our outstanding voting securities, unless those options are assumed or otherwise continued in effect by a successor entity or our repurchase rights for any unvested shares subject to those options are to remain in force following such acquisition. The exercise price per share of the options below were determined by our board of directors as described in "-- Stock Options and Stock Appreciation Rights."

   Ruann F. Ernst. On May 20, 1998, Ruann F. Ernst, our chief executive officer and president, entered into an employment agreement with Digital Island. This agreement provided for an annual salary of $150,000. Ms. Ernst is also entitled to incentive compensation in an amount not less than forty percent (40%) of her base salary upon the achievement of performance milestones mutually agreed upon with our board of directors. On March 1, 1999, Ms. Ernst's annual salary was increased to $200,000. In connection with her employment agreement, we granted Ms. Ernst options to purchase up to 794,159 shares of our common stock at a per share exercise price of $1.50 per share.

   Allan Leinwand. On February 3, 1997, Allan Leinwand, our vice president of engineering and chief technology officer, entered into an employment agreement with Digital Island. This agreement provided for an annual salary of $105,000. Mr. Leinwand is also eligible for a discretionary quarterly bonus of up to $10,000. Should we terminate Mr. Leinwand for any lawful reason, we must pay Mr. Leinwand a severance payment equal to one hundred percent of his then current annual base salary. Currently, Mr. Leinwand's annual salary is $170,000, and he is eligible for a discretionary quarterly bonus of up to $12,500. In connection with his employment agreement, we granted to Mr. Leinwand options to purchase up to 240,000 shares of our common stock at a per share exercise price of $0.40 per share.

   Tim Wilson. On March 16, 1998, Tim Wilson, our vice president of marketing and international sales, entered into an employment agreement with Digital Island. This agreement provided for an annual salary of $150,000. Mr. Wilson is also eligible for a discretionary quarterly bonus of up to $12,500. On March 1, 1999, Mr. Wilson's annual salary was increased to $165,000 and his discretionary quarterly bonus was increased to $15,000. In connection with his employment agreement, we granted Mr. Wilson options to purchase up to 140,000 shares of our common stock at a per share exercise price of $0.90 per share.

   Paul Evenson. On October 26, 1998, Paul Evenson, our vice president of operations, entered into an employment agreement with Digital Island. This agreement provided for an annual salary of $165,000. Mr. Evenson is also eligible for a discretionary quarterly bonus of up to $10,000. In connection with his employment agreement, we granted Mr. Evenson options to purchase up to 150,000 shares of our common stock at a per share exercise price of $3.50 per share.

Limitation of Liability and Indemnification

   Our certificate of incorporation eliminates, to the fullest extent permitted by Delaware law, liability of a director to us or our stockholders for monetary damages for conduct as a director. Although liability for monetary damages has been eliminated, equitable remedies such as injunctive relief or rescission remain available. In addition, a director is not relieved of his or her responsibilities under any other law, including the federal securities laws.

   Our certificate of incorporation requires us to indemnify our directors to the fullest extent permitted by Delaware law. We has also entered into indemnification agreements with each of our directors. We believe that the limitation of liability provisions in our certificate of incorporation and indemnification agreements may enhance our ability to attract and retain qualified individuals to serve as directors. See "Description of Capital Stock."

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information as of September 30, 1999 (except as indicated in the footnotes below) with respect to the beneficial ownership of our common stock by:

  . each person known by us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock,

  . the directors and named executive officers of Digital Island who hold securities of Digital Island, and

  . all executive officers and directors of Digital Island as a group.

   Unless otherwise indicated, the address for each shareholder is c/o Digital Island, Inc., 45 Fremont, Suite 1200, San Francisco, California 94105. Except as indicated by footnote, Digital Island understands that the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. In the table below, "Beneficial Ownership of Shares After the Merger" reflects the beneficial ownership after giving effect to the additional shares of Digital Island common stock to be issued to Sandpiper shareholders in the pending Sandpiper merger, which is 24,573,160 shares. Shares of Digital Island common stock subject to options, which are currently exercisable or exercisable within 60 days of September 30, 1999, are deemed outstanding for computing the percentages of the person holding such options but are not deemed outstanding for computing the percentages of any other person. Percentage ownership is based on 35,941,727 shares of Digital Island common stock outstanding as of September 30, 1999.

                                              Beneficial        Beneficial
                                             Ownership of      Ownership of
                                           Shares Before the Shares After the
                                                Merger            Merger
                                           ----------------- -----------------
         Name of Beneficial Owner           Number   Percent  Number   Percent
         ------------------------          --------- ------- --------- -------
Crosspoint Venture Partners(1)............ 3,246,679   9.0%  3,246,679   5.4%
Chase Venture Capital Associates,
 L.P.(2).................................. 2,823,529   7.9%  2,823,529   4.7%
Vanguard V, L.P.(3)....................... 2,561,310   7.1%  2,561,310   4.2%
Crescendo Ventures II, L.P.(4)............ 2,109,212   5.9%  2,109,212   3.5%
E*TRADE Group, Inc.(5).................... 2,013,367   5.6%  2,013,367   3.3%
Tudor Global Trading, Inc.(6)............. 1,966,724   5.5%  1,966,724   3.3%
FW Ventures III, LP(7).................... 1,882,353   5.2%  1,882,353   3.1%
Merrill Lynch KECALP(8)................... 1,482,824   4.1%  1,482,824   2.5%
Ron Higgins(9)............................ 2,116,666   5.9%  2,116,666   3.5%
Ruann F. Ernst(10)........................   641,032   1.8%    641,032   1.1%
T. L. Thompson............................       --    --          --    --
Paul Evenson(11)..........................    40,353     *      40,353     *
Allan Leinwand(12)........................   186,899     *     186,899     *
Rick Schultz..............................       --    --          --    --
Michael T. Sullivan(13)...................    95,000     *      95,000     *
Tim Wilson(14)............................   112,664     *     112,664     *
Chris Albinson............................       --    --          --    --
Charlie Bass(15)..........................   419,283   1.2%    419,283     *
Marcelo A. Gumucio(16)....................   212,000     *     212,000     *
Christos Cotsakos(17).....................    45,532     *      45,532     *
Cliff Higgerson(18).......................       --    --          --    --
Shahan Soghikian(19)......................       --    --          --    --
David Spreng(20)..........................       --    --          --    --
All directors and executive officers as a
 group (14 people)(21).................... 3,869,429  10.6%  3,869,429   6.4%

--------
 * Less than 1%.
 (1) Consists of 1,450,000 shares of Digital Island common stock held directly by Crosspoint Venture Partners, 869,855 shares of common stock held directly by Crosspoint Venture Partners 1996 and 926,824 shares of common stock held directly by Crosspoint Venture Partners LS 1997 (collectively, with Crosspoint Venture Partners 1996 and Crosspoint Venture Partners, the "Crosspoint Entities"). The address for the Crosspoint Entities is 2925 Woodside Road, Woodside, California 94062.
 (2) Consists of 2,823,529 shares of Digital Island common stock. Mr. Soghikian, a director of Digital Island, is the general partner of Chase Capital Partners, the general partner of Chase Venture Capital Associates, L.P. The address for Chase Venture Capital Associates, L.P. is 50 California Street, Suite 2940, San Francisco, California 94111.
 (3) Consists of 2,561,310 shares of Digital Island common stock. Mr. Higgerson, a director of Digital Island, is the general partner of Vanguard V, L.P. The address of Vanguard V, L.P. is 505 Hamilton Avenue, Suite 305, Palo Alto, California 94301.
 (4) Consists of 2,109,212 shares of Digital Island common stock held directly by Eagle Ventures II, LLC and Crescendo II, L.P., (collectively, the "Crescendo Entities"). Mr. Spreng, a director of Digital Island, is the president of Eagle Ventures II, LLC and the managing member of Crescendo Ventures II, LLC, the general partner of Crescendo II, LP. The address for the Crescendo Entities is 505 Hamilton Avenue, Suite 315, Palo Alto, California 94301.
 (5) Consists of 2,013,367 shares of Digital Island common stock. Mr. Cotsakos, a director of Digital Island, is chairman of the board and chief executive officer of E*TRADE Group, Inc. The address of E*TRADE Group, Inc. is Four Embarcadero Place, 2400 Geng Road, Palo Alto, California 94303.
 (6) Consists of 1,966,724 shares of Digital Island common stock held directly by Raptor Global Fund L.P., Raptor Global Fund Ltd. and Tudor Private Equity Fund L.P., (collectively, the "Tudor Entities"). The address for the Tudor Entities is Tudor Global Trading, Inc., 40 Rowes Wharf, Second Floor, Boston, Massachusetts 02110.
 (7) Consists of 1,882,353 shares of Digital Island common stock The address of FW Ventures III, LP is 2775 Sand Hill Road, Menlo Park, California 94025.
 (8) Consists of 1,482,824 shares of Digital Island common stock held directly by KECALP, Inc., KECALP Inc., as Nominee for Merrill Lynch KECALP International L.P. 1997 and Merrill Lynch KECALP L.P. 1997, (collectively, the "Merrill Lynch KECALP Entities"). The address for the Merrill Lynch KECALP Entities is World Financial Center, North Tower, New York, NY 10281.
 (9) Consists of 1,666,000 shares of Digital Island common stock held directly by Mr. Higgins, 50,666 shares of Digital Island common stock subject to options exercisable within 60 days of September 30, 1999, 150,000 shares of Digital Island common stock held directly by the Ron and Sanne Higgins 1998 Irrevocable Trust Agreement f/b/o Dana Espinoza (the "Espinoza Trust"), 150,000 shares of Digital Island common stock held directly by the Ron and Sanne Higgins 1998 Irrevocable Trust Agreement f/b/o Nina Higgins (the "Higgins Trust") and 100,000 shares of Digital Island common stock held by the Ron and Sanne Higgins 1998 Irrevocable Grandchildren's Trust Agreement (the "Grandchildren's Trust"). Mr. Higgins is a trustee of the Espinoza Trust, the Higgins Trust and the Grandchildren's Trust.
(10) Consists of 233,332 shares of Digital Island common stock held directly by Ms. Ernst and 407,700 shares of Digital Island common stock subject to options exercisable within 60 days of September 30, 1999.
(11) Consists of 40,353 shares of Digital Island common stock subject to options exercisable within 60 days of September 30, 1999.
(12) Consists of 163,733 shares of Digital Island common stock held directly by Mr. Leinwand, and 23,166 shares of Digital Island common stock subject to options exercisable within 60 days of September 30, 1999.
(13) Consists of 71,000 shares of Digital Island common stock held directly by Mr. Sullivan and 24,000 shares of Digital Island common stock subject to options exercisable within 60 days of September 30, 1999.
(14) Consists of 53,249 shares of Digital Island common stock held directly by Mr. Wilson, and 59,415 shares of Digital Island common stock subject to options exercisable within 60 days of September 30, 1999.

(15) Consists of 419,283 shares of Digital Island common stock held directly by the Bass Trust U/D/T dated April 29, 1988 (the "Bass Trust"). Mr. Bass, a director of Digital Island, is the Trustee of the Bass Trust. Shares after the merger excludes shares of Sandpiper.
(16) Consists of 212,000 shares of Digital Island common stock.
(17) Consists of 8,888 shares of Digital Island common stock subject to options exercisable within 60 days of September 30, 1999 and 36,644 shares of Digital Island common stock held directly by The Cotsakos Revocable Trust dated September 3, 1987. Excludes 2,013,367 shares of Digital Island common stock held by E*TRADE Group, Inc. Mr. Cotsakos, a director of Digital Island, is the Trustee of the Cotsakos Trust and chairman of the board and chief executive officer of E*TRADE Group, Inc. Mr. Cotsakos disclaims beneficial ownership of the shares of Digital Island common stock held by E*TRADE Group, Inc. except to the extent of his pecuniary interest therein. See footnote 5 above.
(18) Excludes 2,561,310 shares of Digital Island common stock held by Vanguard V, L.P. Mr. Higgerson, a director of Digital Island, is the general partner of Vanguard V, L.P. Mr. Higgerson disclaims beneficial ownership of the shares of Digital Island common stock held by Vanguard V, L.P. except to the extent of his pecuniary interest therein. See footnote 3 above.
(19) Excludes 2,823,529 shares of Digital Island common stock held by Chase Venture Capital Associates, L.P. Mr. Soghikian, a director of Digital Island, is the general partner of Chase Capital Partners, the general partner of Chase Venture Capital Associates, L.P. Mr. Soghikian disclaims beneficial ownership of the shares of Digital Island common stock held by Chase Venture Capital Associates, L.P. except to the extent of his pecuniary interest therein. See footnote 2 above.
(20) Excludes 2,109,212 shares of Digital Island common stock held by the Crescendo Entities. Mr. Spreng, a director of Digital Island, is the president of Eagle Ventures II, LLC and the managing member of Crescendo Ventures II, LLC, the general partner of Crescendo. Mr. Spreng disclaims beneficial ownership of the shares of Digital Island common stock held by the Crescendo Entities, except to the extent of his pecuniary interest therein. See footnote 4 above.
(21) See footnotes 9 through 19 above. Includes options exercisable for 563,522 shares of Digital Island common stock within 60 days of September 30, 1999 under the 1999 stock incentive plan.

Item 13. Certain Relationships and Related Transactions

   Some of our directors, executive officers and affiliates have entered into transactions with it as follows:

Preferred Stock Financings

   Since October 1, 1997 we have sold 4,283,181 shares of our Series C preferred stock at a price of $3.45 per share, 2,022,476 shares of our Series D preferred stock at a price of $5.25 per share and 11,764,706 shares of our Series E preferred stock at a price of $4.25 per share in a series of private financings. We sold these securities pursuant to preferred stock purchase agreements and an investors' rights agreement on substantially similar terms (except for terms relating to date and price), under which we made standard representations, warranties, and covenants, and pursuant to which we provided the purchasers thereunder with registration rights, information rights, and rights of first refusal, among other provisions standard in venture capital financings. Each share of preferred stock automatically converted into one share of our common stock at our initial public offering, except that each share of Series D preferred stock converted into 1.088084 shares of our common stock after giving effect to an antidilution adjustment resulting from the sale of the Series E preferred stock. The purchasers of the preferred stock included, among others, the following holders of 5% or more of our common stock, directors, and entities associated with directors:

                                          Shares of Preferred Stock
                                                  Purchased
                                        -----------------------------------
                 Name                   Series C     Series D     Series E
                 ----                   ---------    ---------    ---------
Bass Trust U/D/T dated April 29,
 1988(1)...............................    39,420       34,095       27,765
Chase Venture Capital Associates,
 L.P.(2)...............................       --           --     2,823,529
The Cotsakos Revocable Trust dated
 9/3/87(3).............................       --        28,571          --
Crescendo II, L.P.(4)..................   289,855(5)   143,429(5)   463,294(5)
Crosspoint Venture Partners............   289,855          --       926,824
E*TRADE Group, Inc.(6).................       --     1,333,334      562,588
FW Ventures III, L.P...................       --           --     1,822,353
Marcelo Gumucio........................    29,000          --           --
Merrill Lynch KECALP...................       --           --     1,482,824
Tudor Global Trading, Inc.............. 1,015,000      190,476      744,470
Vanguard V, L.P.(7)....................   260,870      142,857          --

--------
(1) Charlie Bass, a director of Digital Island, is the trustee of the Bass Trust U/D/T dated April 29, 1998.
(2) Shahan Soghikian, a director of Digital Island, is a general partner of Chase Venture Capital Associates, L.P.
(3) Christos Cotsakos, a director of Digital Island, is the trustee of The Cotsakos Revocable Trust dated 9/3/87.
(4) David Spreng, a director of Digital Island, is the managing member of Crescendo Ventures II, LLC, the general partner of Crescendo II, L.P.
(5) Includes shares held by Eagle Ventures II, LLC pursuant to a parallel investment agreement with Crescendo.
(6) Mr. Cotsakos, a director of Digital Island, is chairman of the board of E*TRADE.
(7) Cliff Higgerson, a director of Digital Island, is the general partner of Vanguard V, L.P.

Investors' Rights Agreement

   Pursuant to the terms of the Amended and Restated Investors' Rights Agreement dated February 19, 1999, as amended, by and among Digital Island and the holders of our preferred stock, the investors acquired certain registration rights with respect to their capital stock of Digital Island. At any time after the earlier of (a) February 19, 2001, or (b) one year after our initial public offering, holders of more than two-thirds of the outstanding stock under the agreement may require us to effect registration under the Securities Act covering the lesser of 50% of the outstanding Registrable Securities (as defined in the Investors' Rights Agreement) or a number of shares of common stock yielding gross aggregate proceeds in excess of $15.0 million, subject in either case to the board of directors' right if such registration would harm Digital Island to defer such registration for a period up to 60 days. In addition, if we propose to issue equity securities under the Securities Act for our own account in an underwritten public offering, then any of the investors has a right (subject to quantity limitations determined by the underwriters) to request that Digital Island register such investor's Registrable Securities. All registration expenses incurred in connection with the first two demand registrations described above and all piggyback registrations will be borne by Digital Island. The participating investors will pay for underwriting discounts and commissions incurred in connection with any such registrations. We have agreed to indemnify the investors against certain liabilities in connection with any registration effected pursuant to the foregoing Investors' Rights Agreement, including Securities Act liabilities.

Employment and Indemnification Agreements

   We have entered into employment agreements with Ms. Ernst, Mr. Leinwand, Mr. Wilson and Mr. Evenson who are named executive officers. We have also entered into indemnification agreements with each of our other directors and officers. See "Executive Compensation and Other Information--Employment Contracts and Change of Control Arrangements," and "--Limitation of Liability and Indemnification."

Director Arrangements and Stockholder Notes

   In February 1998, we granted a nonstatutory option to purchase a total of 183,000 shares of our common stock to Marcelo Gumucio, then the chairman of the our board of directors and now a director. These options were immediately exercisable and subject to repurchase by Digital Island, with the right to repurchase expiring in 16 equal quarterly installments. At the time of the option grant, Mr. Gumucio exercised the option to purchase the entire 183,000 shares of common stock, in exchange for a $109,800 note. Under the terms of the note, interest accrued on outstanding amounts at 5.61% per annum. Interest was to be repaid in four equal annual installments commencing February 24, 1999. The entire principal amount was due and payable in one lump sum on February 24, 2002. In August 1999, Mr. Gumucio repaid the entire principal amount as well as all accrued interest.

Officer Loans

   On April 21, 1999, Ms. Ernst, our president and chief executive officer, and Mr. Higgins, our then-chairman of the board, each delivered a promissory note to us in payment of the exercise price of certain outstanding stock options they hold under our 1998 stock option/stock issuance plan. Ms. Ernst delivered a full-recourse promissory note in the principal amount of $199,998 in payment of the exercise price for 133,332 shares of our common stock, and Mr. Higgins delivered a full-recourse promissory note in the amount of $86,400 in payment of the exercise price for 216,000 shares of our common stock. Each note bears interest at the rate of 7.75% per annum, compounded semi-annually, and is secured by the purchased shares. Accrued interest is due and payable at successive quarterly intervals over the four-year term of the note, and the principal balance will become due and payable in one lump sum at the end of such four-year term. However, the entire unpaid balance of the note will become due and payable upon termination of employment or failure to pay any installment of interest when due. None of the shares serving as security for the note may be sold unless the principal portion of the note attributable to those shares, together with the accrued interest on that principal portion, is paid to us.

   On June 14, 1999, Ms. Ernst borrowed an additional $128,000 from us in order to finance the tax liability she incurred in connection with the exercise of her stock options on April 21, 1999 for 133,332 shares of our common stock. The loan is evidenced by a full-recourse promissory note with interest at the rate of 7.75% per annum, compounded semi-annually, and secured by the same 133,332 shares which serve as collateral for Ms. Ernst's April 21, 1999 promissory note. The terms of her note, including the due dates for payment of principal and accrued interest and the acceleration provisions, are substantially the same as the terms in effect for her April 21, 1999 note.

   On July 13, 1999 Chris Albinson, our vice president of corporate development, borrowed $100,000 from us. The borrowing is interest-free, and $50,000 of the borrowings is being forgiven ratably over five years. The remaining $50,000 is due in one lump sum on July 13, 2004.

E*TRADE Agreements

   We have entered into a global data distribution agreement with E*TRADE dated August 1, 1997 where we provide network connectivity for E*TRADE. Mr. Costakos, a member of our board of directors, is president, chief executive officer and a director of E*TRADE.

   We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the board of directors, and be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

                                                                             Page
                                                                             ----
   1. Financial Statements.

      Independent Auditor's Report.......................................    F-2
      Consolidated Balance Sheets--As of September 30, 1999 and 1998.....    F-3
      Consolidated Statements of Operations--For the Three Year Period
      Ended September 30, 1999...........................................    F-4
      Consolidated Statements of Stockholders' Equity--For the Three Year
      Period Ended September 30,
       1999..............................................................    F-5
      Consolidated Statements of Cash Flows--For the Three Year Period
      Ended September 30, 1999...........................................    F-6
      Notes to Consolidated Financial Statements.........................    F-7

   2. Financial Statement Schedule. The following Financial Statement Schedule of the Registrant is filed as part of this report:

      Schedule II--Valuation and Qualifying Accounts.....................    S-2

   All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

   3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

 Exhibit
 Number                              Exhibit Title
 -------                             -------------
  2.1    Agreement and Plan of Reorganization dated as of October 24, 1999, by and among the Registrant, Beach Acquisition Corp. and Sandpiper
         Networks, Inc. (attached as Annex A to the joint proxy/prospectus contained in the Registration Statement on Form S-4 as filed as
         Exhibit 99.1 herewith)
  3.1*   Registrant's Amended and Restated Certificate of Incorporation
  3.2*   Registrant's Amended and Restated Bylaws
  4.1*   Specimen Stock Certificate
  4.2*   Amended and Restated Investors' Rights Agreement among the Registrant and the parties listed on the signature pages thereto dated as of
         February 19, 1999
  4.3*   Registrant's Amended and Restated Certificate of Incorporation (See
         Exhibit 3.1)
  4.4*   Registrant's Amended and Restated Bylaws (See Exhibit 3.2)
         Amendment No. 1 to the Amended and Restated Investors' Rights
  4.5*   Agreement, dated April 9, 1999
 10.1*   1997 Stock Option Agreement
 10.2*   1998 Stock Option/Stock Issuance Agreement
 10.3*   1999 Stock Incentive Plan
 10.4*   1999 Employee Stock Purchase Plan
 10.5*   Form of Indemnification Agreement for Officers and Directors
 10.6*   Employment Agreement between the Registrant and Ruann F. Ernst
 10.7*   Employment Agreement between the Registrant and Allan Leinwand
 10.8*   Employment Agreement between the Registrant and Timothy M. Wilson
 10.9*   Employment Agreement between the Registrant and Paul Evenson
 10.10*  Employment Agreement between the Registrant and Leo S. Spiegel

Exhibit
Number                                             Exhibit Title
-------                                            -------------
10.11*   Employment Agreement between the Registrant and Andrew Swart
10.12*   Employment Agreement between the Registrant and David Farber
10.13*    Lease between the Registrant and Bishop Street Associates, dated October 21, 1996, as amended to date
10.14*   Lease agreement between the Registrant and Forty-Five Fremont Associates, dated May 5, 1999
10.15*   Note Secured by Stock Pledge Agreement by Ruann F. Ernst to Registrant, dated April 21, 1999
21.1*    Subsidiaries of Registrant
23.1     Consent of Independent Auditors
24.1     Power of Attorney (see signature page to this Form 10-K)
27.1     Financial Data Schedule
99.1     Registration Statement on Form S-4, filed with the Commission on December 9, 1999

--------
* Incorporated by reference to the corresponding Exhibit of the Registrant's Registration Statement on Form S-4 (File No. 333-92393), filed on December 9, 1999.

(b) The Registrant did not file or amend reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1999.

(c) See the Exhibit Index of this Form 10-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 1999                   Digital Island, Inc.

                                                     /s/ Ruann F. Ernst
                                          By: _________________________________
                                                      Ruann F. Ernst,
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ruann F. Ernst and T.L. Thompson, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----


       /s/ Ruann F. Ernst              Chief Executive Officer     December 27, 1999
______________________________________  and Director (Principal
            Ruann F. Ernst              Executive Officer)


        /s/ T.L. Thompson              Chief Financial Officer     December 27, 1999
 ______________________________________
            T.L. Thompson

        /s/ Charlie Bass               Director                    December 27, 1999
 ______________________________________
             Charlie Bass

      /s/ Christos Cotsakos            Director                    December 27, 1999
 ______________________________________
          Christos Cotsakos

     /s/ Marcelo A. Gumucio            Director                    December 27, 1999
 ______________________________________
          Marcelo A. Gumucio

       /s/ Cliff Higgerson             Director                    December 27, 1999
 ______________________________________
           Cliff Higgerson

        /s/ David Spreng               Director                    December 27, 1999
 ______________________________________
             David Spreng

      /s/ Shahan Soghikian             Director                    December 27, 1999
______________________________________
           Shahan Soghikian

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               INDEX TO DIGITAL ISLAND, INC. FINANCIAL STATEMENTS

Report of Digital Island, Inc. Independent Accountants...................... F-2
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Stockholders' Equity............................. F-5
Consolidated Statements of Cash Flows....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Island, Inc. and Subsidiaries:

   In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Digital Island, Inc. and Subsidiaries (the Company) at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

San Francisco, California
October 29, 1999, except as to Note 16, which is as of December 8, 1999

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               September 30,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................  $ 5,711  $ 43,315
  Investments...............................................   10,123    31,691
  Accounts receivable, net of allowance of $55 and $380
   respectively.............................................      662     3,557
  Restricted cash...........................................      263       763
  Loan receivable...........................................      532       --
  Deferred offering costs...................................      132       --
  Prepaid expenses and other................................      152     1,825
                                                              -------  --------
     Total current assets...................................   17,575    81,151
Property and equipment, net.................................    4,938    25,273
Other assets................................................      104     1,224
                                                              -------  --------
     Total assets...........................................  $22,617  $107,648
                                                              =======  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Bank borrowings...........................................  $   801  $    801
  Capital lease obligations.................................      756     3,916
  Accounts payable..........................................    2,408     8,621
  Accrued liabilities.......................................      716     4,931
  Cash overdraft............................................      --      3,058
  Deferred revenue..........................................       11       318
                                                              -------  --------
     Total current liabilities..............................    4,692    21,645
Bank borrowings, less current portion.......................      884       314
Capital lease obligations, less current portion.............    1,551     6,061
Deferred revenue............................................      --        410
                                                              -------  --------
     Total liabilities......................................    7,127    28,430
                                                              =======  ========
Commitments (Note 8)
Stockholders' equity:
  Series A through E convertible preferred stock, $0.001 par value: Authorized: 14,000,000 shares in 1998 and no
   shares in 1999; issued and outstanding: 13,305,657 shares
   in 1998 and no shares in 1999............................       13       --
  Preferred stock, $0.001 par value:
   Authorized: no shares in 1998 and 10,000,000 shares in
    1999; no shares issued and outstanding..................      --        --
  Common stock, $0.001 par value:
   Authorized: 30,000,000 shares in 1998, and 100,000,000
    shares in 1999; issued and outstanding: 2,519,835 shares
    in 1998 and 35,941,727 shares in 1999...................        3        36
   Additional paid-in capital...............................   39,182   156,791
   Deferred compensation....................................   (1,503)   (4,033)
   Stockholder note receivable..............................     (110)     (514)
   Common stock warrants....................................       29       --
   Accumulated deficit......................................  (22,124)  (73,062)
                                                              -------  --------
     Total stockholders' equity.............................   15,490    79,218
                                                              -------  --------
     Total liabilities and stockholders' equity.............  $22,617  $107,648
                                                              =======  ========

  The accompanying notes are an integral part of these consolidated financial statements

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                Year Ended September 30,
                                             ---------------------------------
                                               1997        1998        1999
                                             ---------  ----------  ----------
Revenue....................................  $     218  $    2,343  $   12,431
Costs and expenses:
  Cost of revenue..........................      2,508       9,039      29,496
  Sales and marketing......................      1,205       4,847      16,010
  Product development......................        378       1,694       6,357
  General and administrative...............      1,502       3,392       9,848
  Stock compensation expense...............        --          487       3,207
                                             ---------  ----------  ----------
  Total costs and expenses.................      5,593      19,459      64,918
                                             ---------  ----------  ----------
  Loss from operations.....................     (5,375)    (17,116)    (52,487)
                                             ---------  ----------  ----------
Interest income, net.......................         87         354       1,551
                                             ---------  ----------  ----------
  Loss before income taxes.................     (5,288)    (16,762)    (50,936)
Provision for income taxes.................          1           2           2
                                             ---------  ----------  ----------
  Net loss.................................  $  (5,289) $  (16,764) $  (50,938)
                                             =========  ==========  ==========
Basic and diluted net loss per share.......  $   (3.53) $    (7.50) $    (4.58)
                                             =========  ==========  ==========
Weighted average shares outstanding used in
 per share calculation.....................  1,497,711   2,236,452  11,127,462
                                             =========  ==========  ==========
Pro forma basic and diluted net loss per
 share.....................................             $    (1.39) $    (2.02)
                                                        ==========  ==========
Weighted average shares outstanding used in
 pro forma per share calculation...........             12,042,539  25,233,080
                                                        ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                     Convertible
                      Preferred
                        Stock       Common Stock   Additional              Stockholder  Common                 Total
                    --------------- --------------  Paid-in     Deferred      Note      Stock   Accumulated Stockholders
                    Shares   Amount Shares  Amount  Capital   Compensation Receivable  Warrants   Deficit      Equity
                    -------  ------ ------  ------ ---------- ------------ ----------- -------- ----------- ------------
Balances,
September 30,
1996..............    2,000   $  2     275   $ --   $    129    $   --        $ --       $ 23    $    (71)    $     83
Common stock
issued for
professional
services..........      --      --      71     --         28        --          --         --         --            28
Conversion of
preferred stock
into common
stock.............   (2,000)    (2)  2,000      2        --         --          --         --         --           --
Repurchase of
common stock......      --      --    (130)    --         (1)       --          --         --         --            (1)
Series A preferred
stock issued for
cash, net of
issuance costs of
$17...............    3,342      3     --      --      3,322        --          --         --         --         3,325
Series B preferred
stock issued for
cash, net of
issuance costs of
$46...............    3,000      3     --      --      7,451        --          --         --         --         7,454
Warrants issued in
connection with
convertible note..      --      --     --      --        --         --          --          6         --             6
Conversion of
notes payable into
Series A preferred
Stock.............      658      1     --      --        657        --          --         --         --           658
Net loss..........      --      --     --      --        --         --          --         --      (5,289)      (5,289)
                    -------   ----  ------   ----   --------    -------       -----      ----    --------     --------
Balances,
September 30,
1997..............    7,000      7   2,216      2     11,586        --          --         29      (5,360)       6,264
Series C preferred
stock issued for
cash, net of
issuance costs of
$34...............    4,283      4     --      --     14,739        --          --         --         --        14,743
Series D preferred
stock issued for
cash, net of
issuance costs of
$33...............    2,023      2     --      --     10,583        --          --         --         --        10,585
Issuance of
stockholder note
in exchange for
common Stock......      --      --     183      1        110        --         (110)       --         --             1
Common stock
issued for
professional
services..........      --      --       6     --         18        --          --         --         --            18
Common stock
issued for cash
upon exercise of
options...........      --      --     115     --        156        --          --         --         --           156
Deferred
compensation in
connection with
issuance of stock
options...........      --      --     --      --      1,990     (1,990)        --         --         --           --
Amortization of
deferred
compensation......      --      --     --      --        --         487         --         --         --           487
Net loss..........      --      --     --      --        --         --          --         --     (16,764)     (16,764)
                    -------   ----  ------   ----   --------    -------       -----      ----    --------     --------
Balances,
September 30,
1998..............   13,306     13   2,520      3     39,182     (1,503)       (110)       29     (22,124)      15,490
Series E preferred
stock issued for
cash, net of
issuance costs of
$2,539............   11,765     12     --      --     47,450        --          --         --         --        47,462
Common stock
issued for cash
upon exercise of
options...........      --      --     829      1        964        --          --         --         --           965
Deferred
compensation in
connection with
issuance of stock
options...........      --      --     --      --      5,737     (5,737)        --         --         --           --
Amortization of
deferred
compensation......      --      --     --      --        --       3,207         --         --         --         3,207
Issuance of
stockholder note
in exchange for
common stock......      --      --     349     --        286        --         (286)       --         --           --
Common stock
issued for cash
upon exercise of
warrants..........      --      --      95     --         38        --          --        (29)        --             9
Additional shares
of Series D
preferred stock
issued upon
Conversion........      178     --     --      --        --         --          --         --         --           --
Conversion of
preferred stock...  (25,249)   (25) 25,249     25        --         --          --         --         --           --
Issuance of common
stock in public
offering, net of
issuance costs of
$5,858............      --      --   6,900      7     63,134        --          --         --         --        63,141
Notes issued to
officers in
exchange for
cash..............      --      --     --      --        --         --         (228)       --         --          (228)
Repayment of
stockholder note..      --      --     --      --        --         --          110        --         --           110
Net loss..........      --      --     --      --        --         --          --         --     (50,938)     (50,938)
                    -------   ----  ------   ----   --------    -------       -----      ----    --------     --------
Balances,
September 30,
1999..............      --    $ --  35,942   $ 36   $156,791    $(4,033)      $(514)     $ --    $(73,062)    $ 79,218
                    =======   ====  ======   ====   ========    =======       =====      ====    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended September 30,
                                                    ---------------------------
                                                     1997      1998      1999
                                                    -------  --------  --------
Cash flows from operating activities:
 Net loss.........................................  $(5,289) $(16,764) $(50,938)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization..................      158       547     1,735
   Amortization of capital lease obligations......      --        263     1,507
   Stock compensation expense.....................      --        487     3,207
   Non-cash revenue in connection with barter
    agreement.....................................     (132)      --        --
   Debt discount in conjunction with convertible
    notes.........................................       29       --        --
   Amortization of discounts on investments.......      (24)     (227)     (817)
   Professional services in exchange for common
    stock.........................................       28        18       --
   Loss on disposal of property and equipment.....      --          2         5
 Change in operating assets and liabilities:
   Accounts receivable............................      (73)     (589)   (2,895)
   Prepaid expenses and other.....................       27       (98)   (1,673)
   Deferred offering costs........................      --       (132)      132
   Accounts payable...............................    1,901       486     6,213
   Accrued liabilities............................      322       394     4,215
   Deferred revenue...............................        9         2       717
   Other assets...................................      (36)      (68)   (1,138)
                                                    -------  --------  --------
     Net cash used in operating activities........   (3,080)  (15,679)  (39,730)
                                                    -------  --------  --------
Cash flows from investing activities:
 Purchases of property and equipment..............   (2,128)   (1,234)  (14,337)
 Proceeds from maturities of short-term
  investments.....................................    1,000     5,600    31,478
 Decrease (increase) in restricted cash...........     (384)      121      (500)
 Purchases of short-term investments..............   (2,959)  (13,513)  (52,229)
                                                    -------  --------  --------
     Net cash used in investing activities........   (4,471)   (9,026)  (35,588)
                                                    -------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock, net...   10,779    25,328    47,462
 Proceeds from issuance of common stock, net......      --        156    64,115
 Proceeds from issuance of notes payable..........      308       --        --
 Proceeds from bank borrowings....................      705       647       532
 Repayments of bank borrowings....................      --       (199)     (570)
 Repayments of capital lease obligations..........      --       (100)   (1,557)
 Repayment of stockholder note receivable.........      --        --        110
 Issuance of loans to officers....................      --        --       (228)
 Cash overdraft...................................      --        --      3,058
 Repurchase of common stock.......................       (1)      --        --
                                                    -------  --------  --------
     Net cash provided by financing activities....   11,791    25,832   112,922
                                                    -------  --------  --------
     Net increase in cash and cash equivalents....    4,240     1,127    37,604
Cash and cash equivalents, beginning of period....      344     4,584     5,711
                                                    -------  --------  --------
Cash and cash equivalents, end of period..........  $ 4,584  $  5,711  $ 43,315
                                                    =======  ========  ========
Supplemental disclosures of cash flow information:
 Cash paid for interest...........................  $    27  $    129  $    494
                                                    =======  ========  ========
 Cash paid for income taxes.......................  $     2  $      2  $      2
                                                    =======  ========  ========
Supplemental schedule of noncash investing and
 financing activities:
 Common stock issued for professional services....  $    28  $     18  $    --
                                                    =======  ========  ========
 Receivable on bank borrowings....................  $   --   $    532  $    --
                                                    =======  ========  ========
 Notes payable converted into preferred stock.....  $   658  $    --   $    --
                                                    =======  ========  ========
 Conversion of preferred stock into common
  stock...........................................  $    21  $    --   $     25
                                                    =======  ========  ========
 Note receivable issued in exchange for common
  stock...........................................  $   --   $    110  $    286
                                                    =======  ========  ========
 Capital lease obligations for equipment..........  $   --   $  2,406  $  9,227
                                                    =======  ========  ========
 Non-cash compensation expense....................  $   --   $    487  $  3,207
                                                    =======  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

   Digital Island, Inc. and Subsidiaries (the "Company") offers a global internet protocol applications network designed to deploy business-critical applications worldwide. The Company also offers services such as network management and application services to customers deployed on its network. Together, these services provide a product offering that enables multinational corporations to reach end users in worldwide local markets.

2. Summary of Significant Accounting Policies:

 Principles of Consolidation:

   The accompanying consolidated financial statements of the Company include the accounts of Digital Island, Inc. and its wholly-owned subsidiaries, Digital Island B.V., Digital Island Ltd., Digital Island (Europe) SA, Digital Island (Hong Kong), Ltd., and Digital Island (Japan) KK, all of which were established in fiscal 1999. All significant intercompany accounts and transactions are eliminated in consolidation.

 Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition:

   Revenues are comprised primarily of bandwidth charges, equipment co-location and storage fees, and one-time fees for installation if required to provide services. Bandwidth charges are billed and recognized monthly based on customer usage. All other revenues are based on flat-rate monthly charges. Installation fees are typically recognized at the time that installation occurs. To date, such revenues have not significantly exceeded the direct costs of installation.

 Computation of Historical Net Loss Per Share and Pro Forma Net Loss Per Share:

   In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as if converted method for convertible preferred stock or the treasury stock method for options and warrants.

   Diluted net loss per share for the years ended September 30, 1997, 1998 and 1999 does not include the effect of 1,583,500, 2,993,765, and 3,847,569 stock options, respectively, and 95,000, 95,000, and 0 common stock warrants, respectively, or 7,000,000, 13,305,657, and 0 shares of convertible preferred stock on an "as if converted" basis, respectively, as the effect of their inclusion is antidilutive during each period.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   Pro forma basic and diluted net loss per share is presented to reflect per share data assuming the conversion of all outstanding shares of convertible preferred stock into common stock as if the conversion had taken place at the beginning of the fiscal year or at the date of issuance, if later.

 Cash and Cash Equivalents:

   Cash and cash equivalents are stated at cost, which approximates fair value. The Company includes in cash equivalents all highly liquid investments which mature within three months of their purchase date.

 Fair Value of Financial Instruments:

   The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, notes payable, capital leases, accounts payable and accrued liabilities approximate fair value due to their short maturities.

 Investments:

   At September 30, 1998 and 1999 the Company's investments consisted of commercial paper. Remaining maturities at the time of purchase are generally less than one year.

   Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified as "held to maturity," "available for sale" or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company has the intent and the ability to hold investments until maturity. Therefore, all such investments are classified as held to maturity investments and carried at amortized cost in the accompanying consolidated financial statements.

   The Company's investments consist of the following (in thousands):

                                               September 30,     September 30,
                                                   1998              1999
                                             ----------------- -----------------
                                             Amortized  Fair   Amortized  Fair
                                               Cost     Value    Cost     Value
                                             --------- ------- --------- -------
     Commercial paper.......................  $10,123  $10,125  $31,691  $31,683

 Restricted Cash:

   Restricted cash consists of irrevocable standby letters of credit issued by the Company's banks. Funds are generally held in certificates of deposit at the Company's bank, and have been established in favor of a third party beneficiary. The funds are released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit is discharged and the Company is no longer restricted from use of the cash.

 Property and Equipment:

   Property and equipment are recorded at cost and depreciated using the straight-line method over their useful lives. Equipment recorded under capital leases is amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset. Network and communications equipment is depreciated over five years, computer equipment and software is depreciated over three years, and furniture and fixtures are depreciated over seven years. Maintenance and repairs are charged to expense as

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES
incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

 Long-lived Assets:

   The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified to date. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

 Income Taxes:

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

 Software Development Costs:

   Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, ("SFAS 86") "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility. To date, all such amounts have been insignificant, and accordingly, the Company has charged all such costs to research and development expenses.

 Deferred Revenues:

   Deferred revenues primarily represent advanced billings to customers, or prepayments by customers prior to completion of installation or prior to provision of contractual bandwidth usage.

 Concentration of Credit Risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary investments with one major financial institution.

   The Company performs ongoing credit evaluations, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. For the year ended September 30, 1997, three customers accounted for approximately 56%, 20%, and 10%, respectively, of all revenue generated by the Company, and 0%, 57%, and 31% of accounts receivable at September 30, 1997, respectively. For the year ended September 30, 1998, the same customers accounted for approximately 13%, 20%, and 4%, respectively, of all revenue generated by the Company, and 19%, 5%, and 0% of accounts receivable at September 30, 1998,

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES
respectively. In addition, a fourth customer accounted for 12% of all revenues generated by the Company for the year ended September 30, 1998, and 14% of accounts receivable at September 30, 1998. For the year ended September 30, 1999, the same four customers accounted for approximately 4%, 35%, 1%, and 4%, respectively, of all revenues generated by the Company, and 6%, 41%, 0%, and 3%, respectively, of accounts receivable at September 30, 1999.

 Risks and Uncertainties:

   Factors that may materially and adversely affect the Company's future operating results include: demand for and market acceptance of the Company's products and services; introductions of products and services or enhancements by the Company and its competitors; competitive factors that affect our pricing; capacity utilization of the Digital Island Global IP applications network; reliable continuity of service and network availability; the ability and cost of bandwidth and our ability to increase bandwidth as necessary; the timing of customer installations; the mix of products and services sold by the Company; customer retention; the timing and success of marketing efforts and product and service introductions by the Company; the timing and magnitude of capital expenditures, including costs relating to the expansion of operations; the timely expansion of its network infrastructure; fluctuations in bandwidth used by customers; the retention of key personnel; conditions specific to the Internet industry and other general economic factors; and new government legislation and regulation.

 Comprehensive Income:

   The Company has adopted the accounting treatment prescribed by Financial Accounting Statement No. 130, "Comprehensive Income." The adoption of this statement had no impact on the Company's financial statements for the periods presented, as net loss equals comprehensive loss.

 Segment Information:

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not currently have any separately reportable operating segments. Revenues from foreign operations have been insignificant.

 Recently Issued Accounting Pronouncements:

   On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs related to internal software that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, the Company will adopt SOP 98-1 in its consolidated financial statements for the year ending September 30, 2000. The adoption of SOP 98-1 is not expected to have a material effect on the consolidated financial statements of the Company.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. As the Company has not capitalized such costs, the adoption of SOP 98-5 is not expected to have an impact on the consolidated financial statements of the Company.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS 133 will have a material effect on the Company's consolidated results of operations or financial condition.

3. Property and Equipment:

   Property and equipment consists of the following (in thousands):

                                                                 September 30,
                                                                 --------------
                                                                  1998   1999
                                                                 ------ -------
   Network equipment............................................ $2,299 $ 7,404
   Communications equipment.....................................    194     217
   Computer equipment and software..............................    515   3,316
   Furniture, fixtures, and leasehold improvements..............    491   6,339
   Equipment and fixtures under capital leases..................  2,407  12,189
                                                                 ------ -------
                                                                  5,906  29,465
   Less accumulated depreciation and amortization...............    968   4,192
                                                                 ------ -------
   Total property and equipment, net............................ $4,938 $25,273
                                                                 ====== =======

4. Income Taxes:

   For the years ended September 30, 1997, 1998, and 1999, the provision for income taxes consists of state taxes.

   The primary components of the net deferred tax asset are as follows (in thousands):

                                                               September 30,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
   Net operating loss carryforwards, federal and state....... $ 8,635  $ 26,999
   Accrued employee benefits.................................      61       274
   Sales tax.................................................       1         2
   Accounts receivable allowance.............................      22       152
   Deferred Revenue..........................................     --        267
   Property and equipment....................................    (358)   (1,628)
                                                              -------  --------
                                                                8,361    26,066
   Less valuation allowance..................................  (8,361)  (26,066)
                                                              -------  --------
                                                              $   --   $    --
                                                              =======  ========

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. The valuation allowance increased by $6.2 million and $17.7 million for the years ended September 30, 1998 and 1999, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to the inability to recognize the benefit of net operating losses.

   At September 30, 1999, the Company had NOL carryforwards of approximately $72.0 million for both federal and state income tax purposes. These carryforwards expire beginning 2009 and 2002, respectively.

   Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of the NOLs are subject to annual limitations through 2014 due to a greater than 50% change in the ownership of the Company which occurred during fiscal 1998.

5. Bank Borrowings:

   Bank borrowings consist of (in thousands):

                                                                 September 30,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
   Line of credit............................................... $  230  $  230
   Revolving credit facility....................................    579     323
   Equipment term facility......................................    876     562
                                                                 ------  ------
                                                                  1,685   1,115
   Current maturities...........................................   (801)   (801)
                                                                 ------  ------
   Long-term bank borrowings.................................... $  884  $  314
                                                                 ======  ======

   On November 21, 1996, the Company entered into a revolving credit agreement (the "Revolving Agreement") with a commercial lender. The aggregate credit under the Revolving Agreement was originally $250,000, and was increased to $750,000 on April 18, 1997. Interest under the Revolving Agreement is 0.75% over the "Prime Rate" as announced from time to time by the lender. At September 30, 1998 and 1999, the effective interest rate was 9.25% and 9.00%, respectively. The weighted average interest rates for the years ended September 30, 1998 and 1999, were 9.25%, and 8.61%, respectively. Under the terms of the Revolving Agreement, advances could be made for the purchase of equipment until October 18, 1997. At that date, the unpaid principal balance of equipment advances plus interest became payable over 36 months in equal installments. Outstanding borrowings under the Revolving Agreement at September 30, 1998 and 1999 were $579,000 and $323,000, respectively. All amounts outstanding related to advances for equipment purchases.

   On November 19, 1997, the Company entered into a loan agreement (the Loan Agreement) with the same commercial lender associated with the Revolving Agreement. Under the terms of the Loan Agreement, the Company was extended a $5,000,000 line of credit, as well as an equipment loan term facility for $2,500,000. Any borrowings under this line of credit are collateralized by substantially all assets of the Company. Certain of the Loan Agreement's provisions restrict the ability of the Company to declare or pay any dividends while the credit agreement is in effect.

   Advances under the line of credit are limited to a percentage of the Company's recurring contract revenues, as defined in the Loan Agreement. The Loan Agreement contains certain standard covenants. $230,0000 was outstanding under the line of credit at both September 30, 1998 and 1999. Interest on borrowings are charged at the lender's prime rate plus 0.25%, which was 8.75% and 8.50% at September 30, 1998 and 1999, respectively. The weighted average interest rates for the years ended September 30, 1998 and

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

1999 were 8.75% and 8.13%, respectively. Advances under the line of credit can be repaid and reborrowed at any time until the maturity date of May 31, 2000.

   Under the terms of the equipment loan term facility, the Company had the ability to borrow up to $1,250,000 for equipment purchases from November 19, 1997 to May 19, 1998 (Equipment Line A), as well as borrow an additional $1,250,000 from February 1, 1998 to September 30, 1998 (Equipment Line B). At September 30, 1998 and 1999, $224,000 and $140,000, respectively, was outstanding related to advances made under Equipment Line A, and $652,000 and $422,000, respectively, was outstanding related to advances made under Equipment Line B. Interest on these borrowings are charged at the lender's prime rate plus 0.75%, which was 9.25% and 9.00% at September 30, 1998 and 1999, respectively. The weighted average interest rates for the years ended September 30, 1998 and 1999 were 9.25% and 8.61%, respectively. Repayments of advances on Equipment Line A commenced on June 19, 1998, with the unpaid principal balance as of May 19, 1998, plus interest, being repaid in 36 equal monthly installments. Repayments of advances on Equipment Line B commenced on October 19, 1998 in 34 monthly installments of principal and interest.

   The Loan Agreement was due to mature on November 19, 1998. On November 18, 1998, the Loan Agreement was modified to extend the maturity date to February 15, 1999. On February 15, 1999 the Loan Agreement was modified again to extend the maturity date to May 31, 1999. On May 31, 1999, the Loan Agreement was modified yet again to extend the maturity date to May 31, 2000.

   The Company did not comply with certain financial covenants at various points during fiscal 1998, and accordingly, received an amendment and waiver dated October 6, 1998 from its lender, which waived covenant violations for periods prior to September 30, 1998 and eliminated one financial covenant with respect to a minimum profitability threshold. Subsequent to September 30, 1998, the Company did not comply with certain financial covenants. The Company obtained waivers for all covenant violations from October 1, 1998 to January 31, 1999. Since the date of this most recent waiver the Company has been in compliance with all covenants.

   Interest expense for the years ended September 30, 1997, 1998 and 1999 was $36,000, $94,000, and $123,000, respectively.

   Principal maturities of bank borrowings are as follows (in thousands):

     Year ending September 30,
     -------------------------
     2000............................................................... $  801
     2001...............................................................    314
                                                                         ------
                                                                         $1,115
                                                                         ======

6. Notes Payable:

   Between September 27, 1996 and January 31, 1997, the Company issued three convertible notes totalling $600,000 to a commercial lender. These notes had a simple interest rate of 6%. In March 1997, all three notes plus accrued interest of $8,454 were converted into 608,454 shares of Series A preferred stock.

   Prior to October 1, 1996, the Company had issued a $50,000 convertible note to a related party. In March 1997, this note was converted into 50,000 shares of Series A preferred stock.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

7. Accrued Liabilities:

   Accrued liabilities consist of the following (in thousands):

                                                                    September 30,
                                                                    -------------
                                                                    1998   1999
                                                                    ------ ------
   Employee compensation........................................... $596 $2,254
   Other accrued liabilities.......................................  120  2,677
                                                                    ---- ------
     Total......................................................... $716 $4,931
                                                                    ==== ======

8. Commitments:

 Leases:

   The Company leases office space under noncancelable operating leases expiring through April, 2014. Rent expense for the years ended September 30, 1997, 1998, and 1999, was $137,000, $715,000, and $3.2 million, respectively.

   The Company's future minimum lease payments under noncancelable operating leases having an initial or remaining term of more than one year, and capital leases are as follows (in thousands):

     Year ending September 30,                                 Operating Capital
     -------------------------                                 --------- -------
     2000.....................................................  $ 5,389  $4,531
     2001.....................................................    6,506   4,113
     2002.....................................................    6,477   2,297
     2003.....................................................    6,268      10
     2004.....................................................    5,337     --
     Thereafter...............................................   20,838     --
                                                                -------  ------
       Total minimum lease payments...........................  $50,815  10,951
                                                                =======
     Less amounts representing interest.......................             (974)
                                                                         ------
     Present value of minimum lease payments..................            9,977
     Less current portion of capital lease obligations........           (3,916)
                                                                         ------
     Long-term portion of capital lease obligations...........           $6,061
                                                                         ======

 Carrier Line Agreements:

   The Company has entered into various bandwidth capacity agreements with domestic and foreign carriers. These agreements are generally cancelable and provide for termination fees if cancelled by the Company prior to expiration.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

9. Earnings Per Share:

   The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS"):

                                                 Years Ended September 30,
                                              ---------------------------------
                                                1997        1998        1999
                                              ---------  ----------  ----------
Numerator--Basic and Diluted EPS
  Net Loss (in thousands)...................  $  (5,289) $  (16,764) $  (50,938)
                                              =========  ==========  ==========
Denominator--Basic and Diluted EPS
  Weighted average Common Stock
   outstanding..............................  1,497,711   2,361,010  11,280,534
  Common Stock subject to repurchase........        --     (124,558)   (153,072)
                                              ---------  ----------  ----------
  Total weighted average Common Stock
   outstanding..............................  1,497,711   2,236,452  11,127,462
                                              =========  ==========  ==========
Basic and diluted loss per share............  $   (3.53) $    (7.50) $    (4.58)
                                              =========  ==========  ==========
Pro forma:
  Denominator--Basic and Diluted EPS
  Weighted Average Common Stock.............              2,361,010   4,752,354
  Conversion of Preferred Stock.............              9,711,087  20,538,798
  Conversion of Warrants....................                 95,000      95,000
  Common Stock subject to repurchase........               (124,558)   (153,072)
                                                         ----------  ----------
  Total weighted average Common Stock
   outstanding pro Forma....................             12,042,539  25,233,080
                                                         ==========  ==========
Basic and diluted pro forma loss per share..             $    (1.39) $    (2.02)
                                                         ==========  ==========

10. Stockholders' Equity:

   In June 1999, the Company completed its initial public offering ("IPO") of 6,000,000 shares of its common stock. Subsequent to the IPO, the underwriters purchased an additional 900,000 shares to cover over-allotments. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses, was approximately $63.1 million. In conjunction with the IPO, all shares of Series A, B, C, D, and E convertible preferred stock were converted to common stock. Immediately prior to this conversion, an additional 178,138 shares of Series D preferred stock were issued in accordance with certain anti-dilution provisions. All of these additional shares were converted into common stock. In addition, all outstanding warrants were exercised prior to the IPO for 95,000 shares of common stock.

   In June 1999, the Company was reincorporated in the state of Delaware. Pursuant to the reincorporation, each share of common and preferred stock of the Company's California predecessor entity was exchanged for one share of common and preferred stock of the newly formed Delaware entity. Pursuant to the reincorporation, the number of authorized shares of common stock increased to 100,000,000 with a par value of $0.001 per share. Additionally, 10,000,000 shares of undesignated preferred stock were authorized with a par value of $0.001 per share.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   Convertible preferred stock issued and outstanding prior to the IPO was as follows:

                                                                   Liquidation
                                             Shares   Issued and      Value
     Series                                Designated Outstanding (in thousands)
     ------                                ---------- ----------- -------------
     A....................................  4,000,000  4,000,000    $  4,000
     B....................................  3,000,000  3,000,000    $  7,500
     C....................................  4,300,000  4,283,181    $ 14,777
     D....................................  2,700,000  2,200,614    $ 10,618
     E.................................... 11,764,706 11,764,706    $ 50,000
                                           ---------- ----------    --------
                                           25,764,706 25,248,501    $ 86,895
                                           ========== ==========    ========

11. Stock Plans:

 Stock Option Plans:

   In January 1997, the Company established the 1997 Stock Option and Incentive Plan (the "1997 Plan") and reserved up to 1,689,125 shares of common stock issuable upon exercise of options granted to certain employees, directors, and consultants. In May 1998, the Company adopted the 1998 Stock Option/Stock Issuance Plan (the "1998 Plan"). The 1998 Plan was designed to serve as the successor to the 1997 Plan. Upon adoption of the 1998 Plan the existing share reserve under the 1997 Plan was transferred to the 1998 Plan, and all outstanding options under the 1997 Plan were incorporated into the 1998 Plan. The Company increased the maximum number of shares issuable to a total of 3,833,284. In November 1998, the Company increased the stock option pool by another 600,000 shares, bringing the total to 4,433,284. This number of shares was reserved for issuance under the 1998 Plan. In June 1998, concurrent with the IPO, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan"). The 1999 Plan was designed to serve as the successor to the 1998 Plan. Upon the initial public offering of the Company's common stock, all outstanding options under the 1998 Plan, together with the remaining shares reserved under that plan, were incorporated into the 1999 Plan, with no further grants of common stock options to be made under the 1998 Plan. Upon implementation of the 1999 Plan, an additional 2,110,716 shares of common stock were reserved for issuance. A total of 7,544,000 shares are now reserved for issuance.

   Under the terms of the 1999 Plan, the Company has the ability to grant incentive and nonstatutory stock options, as well as issue vested and unvested shares of the Company's common stock. Exercise prices of stock options are generally not less than 100% and 85% of the fair value of the common stock on the date of grant of incentive stock options and nonstatutory stock options, respectively, and have a term of up to ten years. Options generally vest rateably over a period of up to fifty months after the grant date, subject to accelerated vesting in connection with certain changes in control or ownership of the Company. The plan provides that management can grant employees the right to exercise options prior to vesting. Upon termination of an employee's employment with the Company for any reason, the Company has the right to repurchase all or any portion of the unvested shares acquired by the employee upon exercise of options at a repurchase price that is equal to the exercise price, within 90 days following the date of termination. At September 30, 1999, 1998, and 1997, 205,700, 254,125, and 0 shares of common stock were subject to repurchase by the Company.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   A summary of the activity under the 1997 Plan, the 1998 Plan, and the 1999 Plan is as follows (dollars in thousands):

                                                                     Weighted
                                             Exercise    Aggregate   Average
                                            Price Per    Exercise    Exercise
                                 Shares       Share        Price      Price
                               ----------  ------------ -----------  --------
   Outstanding at September
    30, 1996..................        --            --          --      --
     Granted..................  1,688,500  $       0.40 $   675,400   $0.40
     Terminated...............   (105,000) $       0.40     (42,000)   0.40
                               ----------  ------------ -----------   -----
   Outstanding at September
    30, 1997..................  1,583,500  $       0.40     633,400    0.40
     Granted..................  1,903,009  $0.40-$ 3.35   3,283,649    1.73
     Exercised................   (297,960) $0.40-$ 1.50    (265,784)   0.89
     Terminated...............   (194,784) $0.40-$ 3.25     (91,564)   0.47
                               ----------  ------------ -----------   -----
   Outstanding at September
    30, 1998..................  2,993,765  $0.40-$ 3.35   3,559,701    1.19
     Granted..................  2,412,350  $3.35-$26.00  19,109,274    7.92
     Exercised................ (1,178,391) $0.40-$ 9.90  (1,142,950)   0.97
     Terminated...............   (380,155) $0.40-$10.00  (1,167,204)   3.07
                               ----------  ------------ -----------   -----
   Outstanding at September
    30, 1999..................  3,847,569  $0.40-$26.00 $20,358,821   $5.29
                               ==========  ============ ===========   =====

   The Company accounts for the 1997 Plan, the 1998 Plan, and the 1999 Plan using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For financial reporting purposes, the Company has determined that the deemed fair value on the date of grant of employee stock options granted between May 1, 1998 and April 21, 1999 was in excess of the exercise price of the options. Consequently, the Company recorded deferred compensation of $2.0 million for the year ended September 30, 1998, and an additional $5.7 million for the year ended September 30, 1999. Of the total deferred compensation, $487,000 was amortized during the year ended September 30, 1998 and $3.2 million was amortized during the year ended September 30, 1999.

   At September 30, 1999 options to purchase 1,541,814 shares of common stock were exercisable with a weighted average exercise price of $1.60 per share.

   At September 30, 1998 and 1999, options to purchase 541,559 and 2,220,080 shares of common stock, respectively, remain available for issuance.

   The following summarizes information with respect to stock options outstanding at September 30, 1999:

                              Options Outstanding          Options Exercisable
                     ------------------------------------- --------------------
                                 Weighted Average Weighted             Weighted
                                    Remaining     Average              Average
      Range of         Number      Contractual    Exercise   Number    Exercise
  Exercise Prices    Outstanding   Life (Years)    Prices  Exercisable  Prices
  ---------------    ----------- ---------------- -------- ----------- --------
$0.40-$0.60.........    561,607        7.49        $ 0.41    166,921    $ 0.40
$0.90-$1.50.........    877,923        8.92        $ 1.43    454,862    $ 1.49
$2.75-$3.35.........    123,905        8.88        $ 3.10    123,905    $ 3.10
$3.50-$4.25.........  1,396,084        9.52        $ 4.02    397,052    $ 3.96
$7.50-$10.00........    489,300        9.69        $ 9.46    398,683    $ 9.41
$18.875-$20.50......    331,750        9.82        $20.10        391    $20.21
$23.750-$26.00......     67,000        9.96        $24.46        --        --

   The following information concerning the Company's 1999 Plan is provided in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   The fair value of each option grant has been estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in the years ended September 30, 1998 and 1999:

                                      September 30, September 30, September 30,
                                          1997          1998          1999
                                      ------------- ------------- -------------
     Risk-free interest rates........  5.85%-6.86%   4.23%-6.08%      5.80%
     Expected life...................    5 years       5 years       4 years
     Expected dividend yield.........      --            --            --
     Expected volatility.............      --            --            80%

   The weighted average fair value for options granted was $0.10, $0.36 and $1.71 for the years ended September 30, 1997, 1998, and 1999, respectively.

   The pro forma net loss for the Company for the years ended September 30, 1997, 1998 and 1999 following the provisions of SFAS 123, was $5.3 million, $16.8 million and $51.6 million respectively. The pro forma basic and diluted net loss per share for the years ended September 30, 1997, 1998 and 1999 was $3.55, $7.53 and $4.63, respectively.

 Employee Stock Purchase Plan:

   In June 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("1999 ESPP"). Under the 1999 ESPP, eligible employees are allowed to have salary withholdings of up to a certain specified percentage of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. The initial purchase period commenced on July 1, 1999. A total of 300,000 shares is reserved for issuance under the 1999 ESPP. At September 30, 1999 a total of $581,000 had been withheld from employees for future purchases under this plan.

12. Stockholder Notes Receivable:

   On February 25, 1998, the Company granted a nonstatutory option to purchase a total of 183,000 shares of the Company's common stock to a director of the Company (the "Director"). These options were immediately exercisable and the shares purchased thereunder are subject to repurchase by the Company, with the right to repurchase expiring in 16 equal quarterly installments. At the time of the option grant, the Director exercised the option to purchase the entire 183,000 shares of common stock, in exchange for a $109,800 note (the "Note"). The Note was collateralized by the 183,000 shares of common stock and by other assets of the Director. Under the terms of the note, interest was accrued at 5.61% per annum. Interest was to be repaid in four equal annual installments commencing February 24, 1999. The entire principal amount was due and payable in one lump sum on February 24, 2002. In August 1999, the Director extinguished the Note by paying the full amount of principal and accrued interest. At September 30, 1999, a total of 114,375 shares of the Director's stock was subject to repurchase.

   On April 20, 1999, executive officers of the Company exercised stock options to purchase 349,332 shares of common stock in exchange for full-recourse notes. The total principal amount of these notes is $286,398. The notes bear interest at the rate of 7.75% per annum, compounded semiannually. Accrued interest is due and payable at successive quarterly intervals over the four-year term of the note, and the principal balance will become due and payable in one lump sum at the end of the four year term. None of the shares purchased with the notes may be sold unless the principal portion of the note attributable to those shares, together with the accrued interest on that principal portion, is paid in full.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   On June 14, 1999, one of the executive officers who had exercised options on April 20, 1999 in exchange for a full-recourse note, borrowed an additional $128,000 in order to finance the tax liability she incurred in connection with the exercise of her stock options on April 20, 1999 for 133,332 shares of common stock. The loan is evidenced by a full-recourse promissory note with interest at the rate of 7.75% per annum, compounded semi-annually, and secured by the same 133,332 shares which serve as collateral for the April 20, 1999 promissory note, as well as other assets. The terms of her note, including the due dates for payment of principal and accrued interest and the acceleration provisions, are substantially the same as the terms in effect for her April 20, 1999 note.

   In July 1999, the Company loaned an officer of the Company $100,000. The loan is interest free, with $50,000 being forgiven ratably over a period of five years. At the end of the five year term, the $50,000 portion of the loan that has not been forgiven is to be repaid in one lump sum. In the event that the officer's employment terminates during the five year period, the outstanding unforgiven balance of the loan is to be repaid at the time of the termination. The amount being forgiven, plus imputed interest are charged to operations.

13. Warrants:

   In connection with the issuance of certain convertible notes (see Note 6), the Company issued warrants to purchase shares of the Company's common stock to the note holders. Warrants to purchase 75,000 and 20,000 shares of the Company's common stock were granted in September 1996 and January 1997, respectively. The exercise price of the warrants was equal to $0.10 per share. The warrants were due to expire upon the earlier of (i) five years from the date of grant, (ii) the closing of a underwritten public offering of the Company's common stock for not less than $2.50 per share and gross proceeds of at least $10,000,000, or (iii) the closing of a consolidation or merger of the Company. The fair value of the warrants was determined using the Black-Scholes model and was accounted for as interest expense over the time period the notes were outstanding. In June 1999, prior to the IPO, the warrants were exercised.

14. Related Party Transactions:

   One shareholder also is a significant customer of the Company. For the years ended September 30, 1997, 1998, and 1999, the Company earned $122,000, $310,000, and $524,000, respectively, in revenue from sales to this customer, and had $139,000, and $200,000 in total receivables at September 30, 1998 and 1999, respectively. The Company owed this customer $992,000 and $3.8 million at September 30, 1998 and 1999, respectively, under terms of the master lease agreement, and also owed another $94,000 and $68,000, respectively, in other trade-related payables.

   One other significant shareholder is also a customer of the Company. For the years ended September 30, 1997, 1998, and 1999, the Company earned $43,000, $458,000, and $4.4 million, respectively, in revenue from sales to this customer, and had $39,000 and $1.4 million in total receivables at September 30, 1998 and 1999, respectively. In addition, $715,000 of the deferred revenue balance at September 30, 1999 related to this customer.

15. Retirement Savings Plan:

   On November 1, 1997, the Company established the Digital Island Retirement Savings Plan ("Retirement Plan"), a defined contribution plan, covering all eligible employees. Employees may elect to contribute from 1%-15% of their annual compensation to the Retirement Plan. Matching contributions by the Company are discretionary. The Company has made no contributions during the years ended September 30, 1998 and 1999.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

16. Subsequent Events:

   In October 1999, options to purchase 32,250 and 446,500 shares of common stock were granted at exercise prices of $23.3125 and $38.6875 per share, respectively.

   On October 25, 1999, the Company agreed to merge with Sandpiper Networks, Inc. ("Sandpiper") in a transaction to be accounted for as a purchase. The merger is subject to approval by stockholders. The terms of the merger call for
1.07 shares of Digital Island, Inc. common stock to be exchanged for each share of Sandpiper stock. Sandpiper stock options will be assumed by Digital Island, Inc. at the same ratio. An estimated 24.5 million shares of Digital Island common stock are to be exchanged.

   In December 1999, Sun Microsystems, Inc. (Sun) agreed to make an equity investment in the Company of $20,000,000. Sun also agreed to extend to the Company a $100,000,000 credit facility for the acquisition of Sun equipment, under the terms of the Master Lease Line of Credit and Warrant Agreement (the Sun Agreement). The terms of the Sun Agreement calls for the credit to be made available upon the achievement of certain milestones. The achievement of these milestones also triggers granting of warrants to Sun to purchase up to a maximum of $10,000,000 worth of the Company's common stock. Sun and the Company have also agreed to a joint marketing campaign to be partially funded by Sun.

   In December 1999, Inktomi Corporation (Inktomi) agreed to make an equity investment in the Company of $6,000,000 under the terms of a Strategic Alliance agreement. The terms of this agreement also calls for a joint marketing campaign to be partially funded by Inktomi. The Company has previously licensed certain products from Inktomi in the ordinary course of business, under the terms of the Inktomi License Agreement (License Agreement) which was executed in January 1999. The Company has agreed to license additional products under the terms of an amendment to the License Agreement that was executed in December 1999.

   In December 1999, the Company agreed to purchase patented technology from SRI International (SRI). Under terms of the agreement, the Company is to acquire the technology in exchange for $10,000,000 of common stock, to be distributed upon the occurrence of certain milestones.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders of Digital Island, Inc.

   We have audited the financial statements of Digital Island, Inc. as of September 30, 1999 and 1998, and for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated October 29, 1999. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
October 29, 1999

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              Digital Island, Inc.

                                  Balance at Charged to             Balance at
                                  Beginning   Cost and                End of
           Description            of Period   Expenses   Deductions   Period
           -----------            ---------- ----------- ---------- -----------
Year ended September 30, 1997:
    Deferred tax valuation
     allowance................... $   22,000 $ 2,121,000  $    --   $ 2,143,000
                                  ---------- -----------  --------  -----------
     Total....................... $   22,000 $ 2,121,000  $    --   $ 2,143,000
                                  ========== ===========  ========  ===========
Year ended September 30, 1998:
    Allowance for doubtful
     accounts.................... $      --  $   111,104  $ 56,104  $    55,000
    Deferred tax valuation
     allowance................... $2,143,000 $ 6,218,000  $    --   $ 8,361,000
                                  ---------- -----------  --------  -----------
     Total....................... $2,143,000 $ 6,329,104  $ 56,104  $ 8,416,000
                                  ========== ===========  ========  ===========
Year ended September 30, 1999:
    Allowance for doubtful
     accounts.................... $   55,000 $   471,602  $146,192  $   380,410
    Deferred tax valuation
     allowance................... $8,361,000 $17,705,000  $    --   $26,066,000
                                  ---------- -----------  --------  -----------
     Total....................... $8,416,000 $18,176,602  $146,192  $26,446,410
                                  ========== ===========  ========  ===========

                                 EXHIBIT INDEX


 Exhibit
 Number                              Exhibit Title
 -------                             -------------
  2.1    Agreement and Plan of Reorganization dated as of October 24, 1999, by and among the Registrant, Beach Acquisition Corp. and Sandpiper
         Networks, Inc. (attached as Annex A to the joint proxy/prospectus contained in the Registration Statement on Form S-4 as filed as
         Exhibit 99.1 herewith)
  3.1*   Registrant's Amended and Restated Certificate of Incorporation
  3.2*   Registrant's Amended and Restated Bylaws
  4.1*   Specimen Stock Certificate
  4.2*   Amended and Restated Investors' Rights Agreement among the Registrant and the parties listed on the signature pages thereto dated as of
         February 19, 1999
  4.3*   Registrant's Amended and Restated Certificate of Incorporation (See
         Exhibit 3.1)
  4.4*   Registrant's Amended and Restated Bylaws (See Exhibit 3.2)
  4.5*   Amendment No. 1 to the Amended and Restated Investors' Rights
         Agreement, dated April 9, 1999
 10.1*   1997 Stock Option Agreement
 10.2*   1998 Stock Option/Stock Issuance Agreement
 10.3*   1999 Stock Incentive Plan
 10.4*   1999 Employee Stock Purchase Plan
 10.5*   Form of Indemnification Agreement for Officers and Directors
 10.6*   Employment Agreement between the Registrant and Ruann F. Ernst
 10.7*   Employment Agreement between the Registrant and Allan Leinwand
 10.8*   Employment Agreement between the Registrant and Timothy M. Wilson
 10.9*   Employment Agreement between the Registrant and Paul Evenson
 10.10*  Employment Agreement between the Registrant and Leo S. Spiegel
 10.11*  Employment Agreement between the Registrant and Andrew Swart
 10.12*  Employment Agreement between the Registrant and David Farber
 10.13*  Lease between the Registrant and Bishop Street Associates, dated
         October 21, 1996, as amended to date
 10.14*  Lease agreement between the Registrant and Forty-Five Fremont
         Associates, dated May 5, 1999
 10.15*  Note Secured by Stock Pledge Agreement by Ruann F. Ernst to
         Registrant, dated April 21, 1999
 21.1*   Subsidiaries of Registrant
 23.1    Consent of Independent Auditors
 24.1    Power of Attorney (see signature page to this Form 10-K)
 27.1    Financial Data Schedule
 99.1    Registration Statement on Form S-4, filed with the Commission on
         December 9, 1999

--------
* Incorporated by reference to the corresponding Exhibit of the Registrant's Registration Statement on Form S-4 (File No. 333-92393), filed on December 9, 1999.