Form 10-Q
period 1999-12-31
DIGITAL ISLAND INC
filed 2000-02-11
CIK 1084329

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

   For the quarterly period ended December 31, 1999.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from  to  .

                       Commission File Number: 000-26283

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

   As of January 31, 2000, there were 61,994,223 shares of the Registrant's Common Stock outstanding, par value $0.001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              DIGITAL ISLAND, INC.

                           Form 10-Q Quarterly Report
                    For the Quarter Ended December 31, 1999

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
 PART I.  Financial Information

 Item 1   Financial Statements........................................      3

          Condensed Consolidated Balance Sheets as of September 30,
           1999 and December 31, 1999 (unaudited).....................      3

          Condensed Consolidated Statements of Operations for the
           three months ended December 31, 1998 and 1999 (unaudited)..      4

          Condensed Consolidated Statements of Cash Flows for the
           three months ended December 31, 1998 and 1999 (unaudited)..      5

          Notes to Condensed Consolidated Financial Statements........      6

 Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      8

 Item 3   Quantitative and Qualitative Disclosures About Market Risk..     13

 PART II. Other Information

 Item 1   Legal Proceedings...........................................     30

 Item 2   Changes in Securities and Use of Proceeds...................     30

 Item 3   Defaults Upon Senior Securities.............................     32

 Item 4   Submission of Matters to a Vote of Security Holders.........     32

 Item 5   Other Information...........................................     33

 Item 6   Exhibits and Reports on Form 8-K............................     33

 Signatures............................................................    35

                         PART I--FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     September 30, December 31,
                                                         1999          1999
                                                     ------------- ------------
                                                                   (Unaudited)
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.........................   $ 43,315     $   18,181
  Investments.......................................     31,691         18,923
  Accounts receivable, net..........................      3,557          6,964
  Restricted cash...................................        763            763
  Prepaid expenses and other........................      1,825          5,213
                                                       --------     ----------
    Total current assets............................     81,151         50,044
Property and equipment, net.........................     25,273         54,297
Goodwill, net.......................................        --         850,942
Intangible assets, net..............................        --         124,279
Other assets, net...................................      1,224          1,731
                                                       --------     ----------
    Total assets....................................   $107,648     $1,081,293
                                                       ========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Bank borrowings...................................   $    801     $      840
  Capital lease obligations.........................      3,916          5,520
  Accounts payable..................................      8,621         14,167
  Accrued liabilities...............................      4,931         19,508
  Cash overdraft....................................      3,058            --
  Deferred revenue..................................        318          3,357
                                                       --------     ----------
    Total current liabilities.......................     21,645         43,392
Bank borrowings, less current portion...............        314            216
Capital lease obligations, less current portion.....      6,061          7,553
Deferred revenue....................................        410            335
Other liabilities...................................        --              50
                                                       --------     ----------
    Total liabilities...............................     28,430         51,546
                                                       --------     ----------
Stockholders' equity:
  Preferred stock, $0.001 par value: Authorized:
   10,000,000 shares; no shares issued and
   outstanding......................................        --             --
  Common stock, $0.001 par value: Authorized:
   100,000,000 shares; issued and outstanding:
   35,941,727 shares at September 30, 1999 and
   60,684,804 shares at December 31, 1999
   (unaudited)......................................         36             61
  Additional paid-in capital........................    156,791      1,130,430
  Deferred compensation.............................     (4,033)        (3,278)
  Stockholder notes receivable......................       (514)          (424)
  Accumulated deficit...............................    (73,062)       (97,042)
                                                       --------     ----------
    Total stockholders' equity......................     79,218      1,029,747
                                                       --------     ----------
    Total liabilities and stockholders' equity......   $107,648     $1,081,293
                                                       ========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DIGITAL ISLAND, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                         Three Months Ended
                                                            December 31,
                                                       -----------------------
                                                          1998        1999
                                                       ----------- -----------
                                                       (Unaudited) (Unaudited)
Revenue...............................................  $   1,385  $    7,600
Costs and expenses:
  Cost of revenue.....................................      2,923      16,264
  Sales and marketing.................................      2,046       6,315
  Product development.................................        843       2,543
  General and administrative..........................      1,260       4,698
  Amortization of goodwill and intangible assets......        --        1,697
  Stock compensation expense..........................        346         755
                                                        ---------  ----------
    Total costs and expenses..........................      7,418      32,272
                                                        ---------  ----------
    Loss from operations..............................     (6,033)   (24,672)
                                                        ---------  ----------
Interest income, net..................................         96         697
                                                        ---------  ----------
    Loss before income taxes..........................     (5,937)    (23,975)
Provision for income taxes............................          2           5
                                                        ---------  ----------
    Net loss..........................................  $  (5,939) $  (23,980)
                                                        =========  ==========
Basic and diluted net loss per share..................  $   (2.53) $    (0.65)
                                                        =========  ==========
Weighted average shares outstanding used in per share
 calculation..........................................  2,345,984  36,676,137
                                                        =========  ==========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    For the Three Months
                                                     Ended December 31,
                                                    --------------------
                                                       1998       1999
                                                    ----------- --------
                                                    (unaudited) (unaudited)
Cash flows from operating activities:
  Net loss.........................................   $(5,939)  $(23,980)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization..................       418      3,817
    Stock compensation expense.....................       346        755
    Amortization of discounts on investments.......       (93)      (338)
    Change in operating assets and liabilities, net
     of business acquisition.......................      (869)    (6,125)
                                                      -------   --------
      Net cash used in operating activities........    (6,137)   (25,871)
                                                      -------   --------
Cash flows from investing activities:
  Purchases of property and equipment..............       (89)   (16,262)
  Proceeds from maturities of short-term
   investments.....................................     8,200     15,395
  Business acquisition, cash acquired..............       --       4,312
  Purchases of short-term investments..............    (1,968)    (2,289)
                                                      -------   --------
      Net cash provided by investing activities....     6,143      1,156
                                                      -------   --------
Cash flows from financing activities:
  Repayment of stockholder note....................       --          90
  Proceeds from issuance of common stock...........        35         63
  Proceeds from bank borrowings....................       532        --
  Repayments of bank borrowings....................      (141)      (143)
  Repayments of capital lease obligations..........      (144)      (429)
                                                      -------   --------
      Net cash provided by (used in) financing
       activities..................................       282       (419)
                                                      -------   --------
      Net increase (decrease) in cash and cash
       equivalents.................................       288    (25,134)
Cash and cash equivalents, beginning of period.....     5,711     43,315
                                                      -------   --------
Cash and cash equivalents, end of period...........   $ 5,999   $ 18,181
                                                      =======   ========
Supplemental disclosures of cash flow information:
  Cash paid for interest...........................   $    90   $    219
                                                      =======   ========
  Cash paid for income taxes.......................   $     2   $      5
                                                      =======   ========
Supplemental schedule of non-cash investing and
 financing activities:
  Fixed asset acquired in exchange for stock.......   $   --    $  5,965
                                                      =======   ========
  Acquisition of subsidiary in exchange for stock..   $   --    $976,478
                                                      =======   ========
  Capital lease obligations for equipment..........   $   350   $  1,112
                                                      =======   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The accompanying condensed consolidated financial statements include the accounts of Digital Island, Inc. and its wholly-owned subsidiaries, Sandpiper Networks, Inc., Digital Island B.V., Digital Island, Ltd., Digital Island (Europe) SA, Digital Island (Hong Kong), Ltd., and Digital Island (Japan) KK, (collectively, the Company). All intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

  In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

2. Acquisitions

  On December 28, 1999, the Company acquired Sandpiper Networks, Inc. (Sandpiper) through the merger of a wholly owned subsidiary of the Company with Sandpiper. In the merger, each outstanding share of Sandpiper capital stock was exchanged for 1.0727 shares of the Company's common stock and all outstanding stock options and warrants were assumed. The Company issued 24.6 million shares of common stock and 3.1 million stock options and warrants. The total purchase price of approximately $967.6 million was allocated primarily to intangible assets and goodwill which will be amortized over 5 years.

 Pro Forma Disclosure of Sandpiper Networks, Inc. Acquisition

  The following summary, prepared on a pro forma basis, combines the results of the Company as if the acquisition had been made on the first day of the quarter presented October 1, 1999, after including the impact of certain pro forma adjustments such as increased amortization expense due to recording of intangible assets:

                                                              Three Months
                                                           Ended December 31,
                                                               (unaudited)
                                                           --------------------
                                                             1998       1999
                                                           ---------  ---------
                                                              (in thousands
                                                            except per share
                                                                  data)
   Revenues............................................... $   1,391  $   8,230
   Net Loss...............................................   (56,801)   (78,996)
   Basic and diluted loss per share.......................     (2.11)     (1.31)

  On January 18, 2000, the Company acquired Live On Line, Inc. (LOL) through the merger of a wholly owned subsidiary of the Company with and into LOL. A total of 799,989 shares of the Company's common stock and $5.3 million in cash were exchanged for all outstanding shares of LOL common stock and the assumption of all outstanding warrants of LOL.

3. Purchase of Technology

  In December 1999, the Company agreed to purchase patented technology from SRI International (SRI). Under terms of the agreement, the Company is to acquire the technology in exchange for $6 million of common stock, to be distributed upon the occurrence of certain milestones. As of December 31, 1999, a total of 120,434 shares of common stock with a value of $6 million had thus far been issued. The Company also will issue common stock equal to $4 million in exchange for consulting services from SRI. The value of stock issued under the agreement is recorded as network equipment and technology. The company guarantees that the value of the stock issued to SRI will have a value of $10 million at the time of issuance, and at the time that SRI can dispose of the stock.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

4. Strategic Relationship

  In December 1999, the Company entered into a memoranda of understanding with Sun Microsystems, Inc. (Sun) and Inktomi Corporation (Inktomi) providing for a joint strategic relationship. Under the terms of the arrangement, the Company has agreed to purchase up to $150 million of Sun equipment. Sun is to provide the Company with $100 million in lease financing for the acquisition of the equipment, to be made available upon the achievement of certain milestones. In addition, there is to be joint sales and marketing efforts between the Company, and Sun and Inktomi. Sun also received warrants to purchase up to $10 million of the Company's common stock at points in time corresponding to the achievement of certain milestones.

  In connection with this strategic relationship, Sun purchased 391,869 shares of the Company's common stock for $20 million, and Inktomi purchased 117,561 shares for $6 million in January 2000.

5. Calculation of Net Loss Per Share

  Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) calculation (in thousands, except for share and per share amounts):

                                                         Three Months Ended
                                                            December 31,
                                                       -----------------------
                                                          1998        1999
                                                       ----------- -----------
                                                       (Unaudited) (Unaudited)
       Numerator--Basic and Diluted EPS net loss......  $  (5,939) $  (23,980)
                                                        =========  ==========
       Denominator--Basic and Diluted EPS
         Weighted average Common Stock outstanding....  2,558,433  36,829,358
         Common Stock subject to repurchase...........   (212,449)   (153,221)
                                                        ---------  ----------
         Total weighted average Common Stock
          outstanding.................................  2,345,984  36,676,137
                                                        =========  ==========
       Basic and diluted loss per share...............  $   (2.53) $    (0.65)
                                                        =========  ==========

6. Subsequent Events

  In January 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed offering of 4.5 million shares of Common Stock, of which 3.5 million shares will be offered by the Company and 1 million shares will be offered by existing stockholders. In addition, the underwriters will be granted an option to purchase up to 675,000 shares of common stock to cover over-allotments, if any. As of the date of this filing, the price has not yet been determined.

  Also, the Company has filed a separate registration statement for a $175 million offering of convertible subordinated notes. The notes will be convertible into shares of the Company's common stock at a conversion price yet to be determined.

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

Overview

  We provide a global e-Business delivery network and suite of services for enterprises that use the Internet to deploy critical business applications and conduct e-commerce worldwide. We offer a comprehensive solution that integrates content delivery, hosting, intelligent networking and applications services. We target global enterprises that increasingly rely on the Internet to conduct business, but are constrained by the unreliability, slow performance and limited range of functions of the public Internet. Our customers use our services and proprietary technology to facilitate the deployment of a wide variety of electronic commerce applications, including online marketing and sales, customer service, fulfillment, software, document and multimedia distribution and online training. As of December 31, 1999, we had contracts with 169 customers, of which 132 were deployed, including Activision, AOL, Autodesk, Blue Mountain, Canon, Cisco Systems, CNBC.com, E*TRADE, ft.com, Intuit, Microsoft, National Semiconductor, NetGravity, PBS.org and Value America.

  We did not begin offering our e-Business delivery network services until January 1997; prior to such time we were engaged in activities unrelated to our current operations. Since inception, we have incurred net losses and experienced negative cash flow from operations. We expect to continue to operate at a net loss and to experience negative cash flows at least through the fiscal year 2000. Our ability to achieve profitability and positive cash flow from operations will be dependent upon our ability to grow our revenues substantially and achieve other operating efficiencies.

  We derive our revenues from services, which include content delivery and network services, hosting services and application and professional services. We currently sell our services under contracts with terms of one or more years.

  Cost of revenues consists primarily of the cost of contracting for lines from telecommunication service providers worldwide and, to a lesser extent, the cost of our network operations. We lease lines under contracts of one year or more. The leasing of transoceanic lines comprises the largest component of our telecommunications expense, with additional costs arising from leasing local circuits between our data centers and points of presence in the United States and international markets. In the future, we expect to increase the size and number of circuits leased, based on increases in network volume and geographic expansion. The cost of our network operations is comprised primarily of data centers, equipment maintenance, personnel and related costs associated with the management and maintenance of the network.

  Some options granted and common stock issued from May 1, 1998 to June 30, 1999 have been accounted for as compensation. Total stock compensation expense associated with such equity transactions as of September 30, 1999 amounted to $7.7 million. These amounts are being amortized over the vesting periods of the relevant securities. Of the total stock compensation expense, $487,000 was amortized in the year ended

September 30, 1998 and $3.2 million was amortized in the year ended September 30, 1999. For the quarter ended December 31, 1999 and 1998 stock compensation expense amortization was $755,000 and $346,000, respectively. We expect amortization of $2.4 million and $1.2 million in the years ending September 30, 2000 and 2001, respectively, relating to these grants.

  In December 1999, we merged with Sandpiper Networks, Inc. The transaction was accounted for using the purchase method of accounting. The acquisition price included approximately 24.6 million shares of Digital Island common stock with a fair value of $857.0 million, 3.1 million vested and unvested stock options and warrants with a fair value of $96.6 million and estimated direct transaction costs of approximately $14.0 million. Costs associated with the merger of Digital Island and Sandpiper that impact future earnings include the amortization of assembled workforce costs of $2.0 million, core technology costs of $121.1 million and $853.7 million of goodwill to be amortized over a period of 5 years.

  In connection with the Sandpiper merger, we expect amortization costs over the next five years as follows (in thousands):

     Year ending
     September 30,
     -------------
     2000.............................................................. $148,095
     2001..............................................................  195,359
     2002..............................................................  195,359
     2003..............................................................  195,359
     2004..............................................................  195,359
     2005..............................................................   47,266

  In addition, in January 2000, we acquired Live On Line, Inc. The transaction will be accounted for using the purchase method of accounting. The acquisition price included 799,989 shares of Digital Island common stock with a fair value of approximately $63.5 million and $5.2 million in cash. We expect annual amortization costs of approximately $14 million over the next five years in conjunction with this acquisition.

  The following discussion comparing our historical results of operations for the three months ended December 31, 1999 and 1998 reflects the results of three days of operations of Sandpiper, which we acquired in December 1999.

Results of Operations

Three Months Ended December 31, 1999 and 1998

  Revenue. Revenue increased to $7.6 million for the three months ended December 31, 1999 from $1.4 million for the three months ended December 31, 1998. The increase in revenue was primarily due to increased usage per customer and an increase in the number of billing customers to 132 from 40.

  Cost of revenue. Cost of revenue increased to $16.3 million for the three months ended December 31, 1999 from $2.9 million for the three months ended December 31, 1998. The increase in cost of revenue was due to $11.1 million of spending for additional network capacity and $2.3 million in recruitment and compensation costs relating to the addition of network operations personnel.

  Sales and Marketing. Sales and marketing expenses increased to $6.3 million for the three months ended December 31, 1999 from $2.0 million for the three months ended December 31, 1998. This increase was due to $3.5 million of growth in personnel and related costs and $0.8 million of program expenses.

  Product Development. Product development expenses increased to $2.5 million for the three months ended December 31, 1999 from $0.8 million for the three months ended December 31, 1998. This increase was due to $1.5 million in growth of personnel and related costs and $0.2 million of costs arising from new product initiatives, including development of our TraceWare, mirroring and caching technologies.

  General and Administrative. General and administrative expenses increased to $4.7 million for the three months ended December 31, 1999 from $1.3 million for the three months ended December 31, 1998. This increase was due to $1.7 million of depreciation of network equipment, $1.1 million of growth in personnel and related expenses, and $0.6 million office facility expenses, legal and accounting fees and other administrative related expenses.

  Interest Income. Interest income increased to $0.7 million for the three months ended December 31, 1999 from $96,000 for the three months ended December 31, 1998. This increase was due to a higher average cash balance resulting primarily from the proceeds of the issuance of shares of our common stock in our initial public offering.

Liquidity and Capital Resources

  From inception through our initial public offering in June 1999, we financed our operations primarily through private equity placements of $86.9 million and borrowings under notes payable and capital leases from financial institutions of $5.7 million. We raised $63.1 million in net proceeds from our initial public offering. At December 31, 1999, we had cash and cash equivalents and short-term investments of $37.1 million.

  Net cash used in our operating activities for the three months ended December 31, 1999 was $25.9 million. The net cash used by operations was comprised primarily of working capital requirements and net losses. Net cash provided by in investing activities was $1.1 million for the three months ended December 31, 1999 and was comprised primarily of equipment purchases of $16.3 million and investments of $2.3 million in commercial paper with maturities of less than one year, which was offset by proceeds from investments which matured of $15.4 million and cash acquired through business acquisitions of $4.3 million. Net cash used in financing activities was $419,000 and was related primarily to repayments of debt obligations.

  We have a $750,000 revolving line of credit with a commercial bank for the purpose of financing equipment purchases. As of December 31, 1999, $259,000 was outstanding thereunder. The loan contains standard covenants including minimum working capital, minimum tangible net worth, debt to equity ratio, assets to liabilities ratio and financial reporting requirements. Interest on borrowings thereunder accrues at the lender's prime rate plus 0.75%, which was 9.25% at December 31, 1999, and is payable monthly. No further advances were permitted following October 18, 1997. At that date, the unpaid principal balance plus interest became payable over 36 months in equal installments.

  We also have a $7.5 million line of credit with a commercial bank, consisting of a revolving credit facility of up to $5 million and equipment loan facilities of up to $2.5 million. As of December 31, 1999, approximately $230,000 was outstanding under the revolving credit facility, and approximately $483,000 was outstanding under equipment loan facilities. No further amounts may be borrowed under the equipment loan facilities. Advances under the line of credit are limited to a percentage of our recurring contract revenue. The loan contains standard covenants, including minimum working capital, minimum tangible net worth, debt to equity ratio, assets to liabilities ratio and financial reporting requirements. Interest on borrowings under the revolving credit facility accrues at the lender's prime rate plus 0.25%, which was 8.75% at December 31, 1999, and is payable monthly. Under the terms of the equipment loan facilities, interest is charged at the lender's prime rate plus 0.75%, which was 9.25% at December 31, 1999, and is payable monthly. The loans mature at various times in 2001. Between October 1, 1998 and January 31, 1999, we did not comply with the minimum tangible net worth and financial reporting covenants. However, we obtained waivers for all covenant violations. We have complied with all covenants since January 31, 1999.

  Pursuant to the merger with Sandpiper, we assumed from Sandpiper a line of credit with a bank for $1 million, with a variable rate of interest, based on the bank's prime rate plus 0.5%. At December 31, 1999, no amounts were borrowed under this facility.

  Pursuant to the merger with Sandpiper, we assumed from Sandpiper a promissory note with a financial institution in the amount of $84,000 at a stated interest rate of 7% per annum, with principal and interest due monthly for 36 months and collateralized by equipment on August 31, 1998.

  In addition, we have several lease lines of credit. Total borrowings under these lease lines of credit were $13.1 million at December 31, 1999, of which $2.4 million was assumed pursuant to the merger with Sandpiper.

  On December 7, 1999, we entered into memoranda of understanding with Sun Microsystems, Inc. and Inktomi Corporation providing for a joint strategic relationship. Under the relationship, we have agreed to purchase, over a two year period, up to $150 million of Sun servers, storage operating systems and server software, using Inktomi network caching applications. The total purchase would consist of 5,000 Sun servers. Sun and Inktomi also agreed to participate and invest in joint marketing and sales activities with us to support broadband and streaming media content delivery over the Internet. Sun agreed to provide $100 million of lease financing for the acquisition of the equipment, consisting of:

  . a $30 million initial line of credit:

  . a $30 million line of credit available in nine months upon meeting specified working capital maintenance and financing milestones; and

  . a $40 million line of credit available in fifteen months upon meeting specified additional working capital maintenance and financing milestones.

  In exchange for this lease financing, we agreed to grant Sun warrants to purchase up to $10 million of our common stock in three tranches corresponding on a pro rata basis with the above three lines of credit; the warrants will be exercisable at the five-day average trading price preceding the grant dates, and will expire in 48 months (in the case of the first warrant) and 36 months (in the case of the second and third warrant). The lease financing facility and the marketing and sales relationship are subject, in part, to definitive documentation.

  The execution of our business plan will require substantial additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. In order to rapidly improve our competitive position, we anticipate making up to approximately $80.0 million to $100.0 million of capital expenditures for network expansion, facilities and related costs in the next 12 months. This substantial increase in the level of our anticipated capital expenditures will require up to $100.0 million to $150.0 million of additional financing, which we expect to receive from the net proceeds of our follow-on offering of common stock and the net proceeds of the $175 million in aggregate principal amount of convertible subordinated notes we plan to sell in a separate public offering. We intend to consider future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. Actual capital requirements may vary, based upon the timing and success of the expansion of our operations. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements:

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

  In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ended December 31, 2000. The Company does not expect that the adoption of SAB 101 will have a material effect on the consolidated financial statements.

Year 2000 Compliance

  The "Year 2000 issue" contemplates that many currently installed computer systems may be unable to distinguish 21st century dates from 20th century dates. As a result, such computer systems and software may suffer major system failures or miscalculations. If we or our key third party suppliers fail to achieve Year 2000 compliance, we may experience operating difficulties, including impaired ability to transport data over our network and impaired ability to bill for our services. We recognize the need to ensure that our operations will not be adversely affected by Year 2000 software failures. We continue to assess the potential overall impact of this issue on our operations.

  Based on our assessment to date, we believe the current versions of our software products and services are Year 2000 compliant, that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products, which may not be Year 2000 compliant. We may in the future be subject to claims based on Year 2000 problems in others' products, or issues arising from the integration of multiple products within an overall system. Although we have not been a party to any litigation or arbitration proceeding to date involving our products or services and related to Year 2000 compliance issues, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any potential liability on our part for Year 2000-related damages, including consequential damages, could cause our business and financial results to suffer. In addition, we believe that purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies may continue to expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may reduce funds available to purchase software products such as those offered by us. To the extent that Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase our products or services, our business and financial results could suffer.

  We have formulated a contingency plan should we or any of our key third parties sustain business interruptions caused by year 2000 problems. We are reviewing our internal management information and other systems in order to identify and modify any products, services or systems that are not year 2000 compliant. To date, we have not encountered any material year 2000 problems with our computers, applications or any other equipment which might be subject to these problems. In addition, we received an independent third-party evaluation of the year 2000 compliance of our network equipment and carriers in March 1999 and of our computer systems and applications in October 1999. We will continue to monitor year 2000 compliance for our new products and services as they arise.

  In the event that any of our external vendors cannot timely provide us with products, services or systems that meet the Year 2000 requirements, we may incur unexpected expenses to remedy any problems. These expenses could potentially include purchasing replacement hardware or software. In addition, our business and our ability to deliver our products and services could be severely affected, at least for a certain period of time, in the event that Year 2000 related problems were to cause disruption or failure in the Internet as a means of delivery of our products and services or more generally, disruption to the infrastructure. The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to our business. results of operations and financial condition. These costs and the timing in which we plan to complete our Year 2000 modification and testing processes are based on our management's estimates. We may not be able to remediate all significant time and expense, and could cause our business and prospects to suffer.

  To date, we have experienced no material complications to our operations due to Year 2000 issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We provide a global e-Business delivery network and suite of services and sell such services in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our foreign exchange risks. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we anticipate no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                        Risks Related to Digital Island

We have a short operating history.

  Our limited operating history makes it difficult for us to predict future results of operations, and makes it difficult to evaluate us or our prospects. We were incorporated in 1994, and began offering our e-Business delivery network services in January 1997. Prior to such time, we were engaged in activities unrelated to our current operations, and as a result, the results of operations for such periods are not comparable to our results of operations for 1997 or any subsequent periods.

  We completed a merger with Sandpiper Networks, Inc. in December 1999. Sandpiper commenced operations in December 1996 and introduced its service in September 1998, and therefore also has a limited operating history. The limited operating history of the combined company and the limited operating histories of Digital Island and Sandpiper as individual entities may limit your ability to evaluate our prospects and performance, and an investment in our common stock, due to:

  . our unproven potential to generate profits;

  . our limited historical financial data;

  . our limited experience in operating as a combined entity; and

  . our limited experience in addressing emerging trends that may affect our combined business.

  You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for Internet content delivery solutions. As a result of such risks, expenses and difficulties, we may not be able to:

  . successfully market our content delivery solution;

  . maintain and expand our market share in the highly competitive market for Internet content delivery solutions;

  . timely and effectively introduce new services and service enhancements that are responsive to the needs of our customers; and

  . attract, train and retain qualified sales, technical and customer support personnel.

We have incurred operating losses since our inception and expect future operating losses for the foreseeable future.

  The revenue and income potential of our business and market is unproven. From inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. For the three months ended December 31, 1999, our operating loss, negative cash flow from operations and net loss were $24.7 million, $25.9 million, and $24.0 million, respectively. Sandpiper has never been profitable and has incurred significant losses since inception. Sandpiper reported a net loss of approximately
$7.8 million for the period from October 1, 1999 to December 28, 1999.

  Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term. In addition, we expect to continue to incur increasing expenses in order to:

  . expand sales and marketing activities through new programs and additional personnel;

  . increase product development activities;

  . continue to grow our network infrastructure to maintain and increase our ability to service new and existing customers;

  . obtain access to additional bandwidth for the transport of increasing volumes of data over our network; and

  . expand our channels of distribution to increase our presence in our target markets.

  We have substantially increased the level of our anticipated capital expenditures for network expansion, facilities and related costs over the next 12 months to approximately $80 million to $100 million. As a result, we believe that we will continue to experience significant losses for the foreseeable future.

  We will need to generate significantly higher revenues to achieve and maintain profitability. Although we have experienced growth in revenues in recent periods, this growth rate may not be indicative of future operating results. We may never be able to achieve or sustain profitability.

The unpredictability of our quarterly results may adversely affect the trading price of our stock.

  We expect our revenues and operating results to vary significantly from quarter to quarter due to a number of factors, many of which we cannot control and any of which may cause our stock price to fluctuate. These factors include the following:

  . demand for and market acceptance of our products and services may decline or fail to increase enough to offset our costs;

  . introductions of new products and services or enhancements by us and our competitors may increase our costs or make our existing products or services obsolete;

  . the prices we can charge our customers may decline due to price competition with our competitors;

  . utilization of our global network may increase beyond our capacity and we may incur significant expenses to increase such capacity;

  . continuity of our service and network availability could be interrupted, reducing revenue;

  . the availability and cost of bandwidth may reduce our ability to increase bandwidth as necessary;

  . the length of our sales cycle and timing of customer installations and expansion of our network infrastructure may vary from quarter to quarter;

  . the mix of products and services we sell may change and the new mix may generate less revenue;

  . the timing and magnitude of our capital expenditures, including costs relating to the expansion of operations, may vary from quarter to quarter;

  . bandwidth used by customers may fluctuate from quarter to quarter; and

  . conditions specific to the Internet industry and other general economic factors may affect the prices we can charge or the expenses we incur.

  Because a relatively large portion of our expenses are fixed in the short-term, particularly with respect to telecommunications capacity, depreciation, real estate and interest expenses and personnel, our results of operations are particularly sensitive to fluctuations in revenues. Due to the foregoing, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. It is likely that, in some future quarters, our operating results may not meet the expectations of public market analysts and investors. In that event, the price of our common stock may fall.

We must offer services priced above the overall cost of bandwidth, and any failure to do so would jeopardize our operating results.

  If we do not obtain adequate bandwidth capacity on acceptable terms and realize appropriate customer volume for such bandwidth, we will not achieve positive gross profit. We purchase our bandwidth capacity on a fixed-price basis in advance of the sale of our services. We sell our services, by contract, on the basis of actual usage. Our bandwidth costs currently exceed our revenues from the sale of services, which results in negative gross profit.

  Our data replication (mirroring) and storage (caching) business is attractive to customers primarily because these services eliminate a significant portion of the cost of transporting data by deploying data in close proximity to the end users. To the extent bandwidth costs decrease, the prices we may charge for these services will decrease as well. If the cost of bandwidth decreases more than we expect, the value of these services could be substantially reduced, which would harm our business and financial results.

  We expect that the cost of obtaining bandwidth for the transport of data over our network will decline over time as a result of, among other things, the large amount of capital currently being invested to build infrastructure. We expect the prices we charge for data transported over our network will also decline over time as a result of, among other things, the lower cost of obtaining bandwidth and existing and new competition in the markets we address. If we fail to accurately predict the decline in costs of bandwidth, are unable to sell our services at acceptable prices, or fail to offer additional services from which we can derive additional revenues, our revenues will decrease and our business and financial results will suffer.

We must retain and expand our customer base or else we will continue to be unprofitable.

  As of December 31, 1999, we had contracts with 169 customers, of which 132 were deployed. E*TRADE accounted for approximately 34% of our revenues during the quarter ended December 31, 1999, and another customer, ft.com, account for approximately 12% of our revenues during the same period. We currently incur costs greater than our revenues and need to increase customer revenue to become profitable. We incur significant fixed costs to purchase our bandwidth capacity and maintain our network. We also have payroll and other working capital needs. If we are unable to retain or grow our customer base, we will not be able to achieve the economies of scale necessary to offset our fixed and other operating costs. Our ability to attract new customers depends on a variety of factors, including:

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

  . we may be unsuccessful in hiring a sufficient number of qualified sales and marketing personnel; and

  . our marketing strategies may not result in increased sales.

Our network infrastructure may be subject to failure or disruptions, which would seriously harm our business.

  Our business is dependent on providing our customers with fast, efficient and reliable network services. To meet these customer requirements we must protect our network infrastructure against damage from:

  . human error;

  . fire;

  . natural disasters;

  . power loss;

  . sabotage or vandalism;

  . telecommunications failures; and

  . similar events.

  Despite precautions taken by us, the occurrence of a natural disaster or other unanticipated problems at one or more of our data centers could result in service interruptions or significant damage to equipment. We have experienced temporary service interruptions in the past, and we could experience similar interruptions in the future. We may be subject to legal claims and be liable for losses suffered by our customers for disruptions resulting from failures on our network. Our agreements with our customers generally attempt to eliminate our liability for consequential or punitive damages not caused by our gross negligence or willful acts. However, those provisions may not protect us from being held liable for such damages. If our disruption rate is high, clients may seek to terminate their contracts with us and our reputation could be harmed, which would materially harm our business.

Our Internet content delivery service is complex and may have errors or defects that could seriously harm our business.

  Our Internet content delivery service is highly complex and is designed to be deployed in very large and complex networks. Because of the nature of this service, we can only fully test it when it is fully deployed in very large networks with high traffic. We and our customers have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our service. If we are unable efficiently to fix errors or other problems that may be identified in the future, we could experience:

  . loss of or delay in revenue;

  . loss of customers;

  . failure to attract new customers or achieve market acceptance;

  . diversion of development resources;

  . loss of reputation and credibility;

  . increased service costs; and

  . legal actions by our customers.

Future customer warranty claims based on service failures could exceed our insurance coverage.

  Our customer contracts currently provide a limited service level warranty related to the continuous availability of service 24 hours a day, seven days per week, except for certain scheduled maintenance periods. This warranty is generally limited to a credit consisting of free service for a specified period of time for disruptions in Internet transmission services. To date, we have incurred no material expense related to such service level warranty. Should we incur significant obligations in connection with system downtime, our liability insurance may not be adequate to cover such expenses. Although our customer contracts typically provide for no recovery with respect to incidental, punitive, indirect and consequential damages resulting from damages to equipment or disruption of service, in the event of such damages, we may be found liable, and, in such event, such damages may exceed our liability insurance.

Our business will suffer if we do not anticipate and meet specific customer requirements or respond to technological change.

  The market for Internet content delivery and network services is characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

  . our technology or systems may become obsolete upon the introduction of alternative technologies;

  . we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

  . the price of our services is likely to decline as rapidly as the cost of any competitive alternatives.

  The development of new or enhanced services through technology development activities is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new services and enhancements. In addition, our inability to effectively manage the transition from older services to newer services could cause disruptions to customer orders and harm our business and prospects.

If we do not successfully increase the capacity of our network, demand for our services may decrease.

  Due to the limited deployment of our services to date, the ability of our network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown. Our network may not be able to serve expected customer levels or meet performance expectations and we may be unable to obtain additional network capacity from third-party suppliers. In addition, as customers' usage of bandwidth increases, we will need to make additional investments in our infrastructure to maintain adequate downstream data transmission speeds, the cost of which may be significant. Upgrading our infrastructure may cause delays or failures in our network. As a result, our network may be unable to achieve or maintain a sufficiently high capacity of data transmission which could significantly reduce demand for our services, reducing our revenues and adversely affecting our business.

If our market does not grow as we expect, our revenues will be below our expectations and our business and financial results will suffer.

  The market for our services is new and unproven. If our customer base does not expand or if there is not widespread acceptance of our products and our services, our business and prospects will be harmed. The market for our services depends on several uncertain events and factors, including:

  .the effectiveness of our marketing strategy and efforts;

  .our product and service differentiation and quality;

  .the extent of our network coverage;

  .our ability to provide timely, effective customer support;

  .our distribution and pricing strategies as compared to our competitors;

  .our industry reputation; and

  .general economic conditions such as downturns in the e-Business or software markets.

  If the market for our services fails to develop, or develops more slowly than expected, our business will be adversely affected.

We will require significant additional capital, and if we cannot obtain this financing on commercially reasonable terms, our business will suffer.

  Our ability to meet our planned growth will require substantial cash resources. The timing and amount of future capital requirements may vary significantly depending on numerous factors including regulatory, technological, competitive and other developments in our industry. We do not expect to generate significant cash flow from operations in the near term. Accordingly, our ability to meet additional future capital needs will depend on future equity or debt financing, which we may not be able to obtain on satisfactory terms or at all. In addition, our credit agreements contain covenants restricting our ability to incur further indebtedness, and future borrowing instruments such as credit facilities and lease agreements are likely to contain similar or more restrictive covenants and will likely require us to pledge assets as security for borrowings thereunder. Additional equity financing may not be available or may be dilutive to existing stockholders. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business and cause us to forego market opportunities, which could materially adversely affect our growth and ability to compete.

Rapid growth in our business could cause a significant strain on our business.

  The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. We expect that our customers increasingly will demand additional information and reports with respect to the services we provide. To handle these demands and enable future traffic growth, we must develop and implement an automated customer service system. In addition, if we are successful in implementing our marketing strategy, we also expect the demands on our network infrastructure and technical support resources to grow rapidly. We expect that these demands will require investments in our infrastructure the addition of new management personnel, the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. We may not be able to keep pace with any growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to manage growth effectively, our business and financial results will suffer.

We could lose customers and expose our company to liability if breaches of our network security disrupt service to our customers or jeopardize the security of confidential information stored in our computer systems.

  Despite the implementation of network security measures, our network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or Internet users. Any of these acts could lead to interruptions, delays or cessation in service to our customers and subscribers. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in our computer systems and our customers computer systems, which may result in liability to us and may deter potential customers. Although we intend to continue to implement industry-standard security measures, any measures we implement may be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may divert resources from other activities and may result in interruptions or delays to our customers that could cause our business and financial results to suffer.

We must retain and attract key employees or else we may not grow or be successful.

  In addition to key officers and employees who joined us through the Sandpiper merger, we have recently hired a number of key employees and officers including our Chief Executive Officer, Chief Financial Officer and our Chief Technology Officer. Initially, such individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations.

  We are highly dependent on key members of our management and engineering staff, including, without limitation, our Chairman and Chief Executive Officer, President, Chief Technology Officer and Vice President of Marketing. The loss of one or more of these officers might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support work is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. The loss of the services of any of our key employees, the inability to integrate new employees or our failure to attract or retain qualified personnel in the future in a timely manner could harm our business.

We depend on a limited number of third party suppliers for key components of our network infrastructure, and the loss of one or more suppliers may slow our growth or cause us to lose customers.

  We are dependent on third party providers to supply key components of our infrastructure, including bandwidth capacity leased from telecommunications network providers and networking equipment that, in the quantities and quality demanded by us, are available only from sole or limited sources. While we have entered into various agreements for carrier line capacity, any failure to obtain additional capacity, if required, would impede the growth of our business and cause our financial results to suffer. The routers and switches used in our infrastructure are currently supplied primarily by Cisco Systems. We purchase these components pursuant to purchase orders placed from time to time, we do not carry significant inventories of these components and we have no guaranteed supply arrangements with this vendor. Any failure to obtain required products or services on a timely basis and at an acceptable cost would impede the growth of our business and cause our financial results to suffer. In addition, any failure of our suppliers to provide products or components that comply with evolving Internet and telecommunications standards could cause our business and financial results to suffer.

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

  Although we have filed patent applications with the United States Patent and Trademark Office with respect to our Footprint and TraceWare technologies, as well as some Internet technology recently acquired from SRI International, such applications are pending and we currently have no patented technology that would preclude or inhibit competitors from entering our market. Moreover, none of our technology is patented abroad, nor do we currently have any international patent applications pending. We cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

  The steps we have taken to protect our technology or intellectual property may be inadequate. Our competitors may independently develop technologies that are substantially equivalent or superior to ours. Moreover, in other countries where we do business, there may not be effective legal protection of patents and other proprietary rights that we believe are important to our business. Unauthorized use of any of our proprietary information could seriously harm our business.

If we do not effectively manage the integration of future acquisitions, it could disrupt our business and cause increased losses.

  Part of our expansion strategy includes acquiring businesses and technologies that we believe will complement our existing business. In the event of any future acquisitions, we may:

  . issue stock that would dilute the ownership of our stockholders, including investors who purchase common stock in this offering;

  .incur debt;

  .assume liabilities;

  .incur amortization expenses related to goodwill and other intangible assets; and

  .incur large and immediate write-offs.

Acquisition transactions require a significant commitment of resources and are accompanied by a number of risks, including:

  .the difficulty of assimilating the operations and personnel of the acquired companies;

  .the potential disruption of our ongoing business and distraction of management;

  .the difficulty of incorporating acquired technology and rights into our products and services;

  .unanticipated expenses related to technology integration;

  .the maintenance of uniform standards, controls, procedures and policies;

  . the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

  .potential unknown liabilities associated with acquired businesses.

  We may need to complete these transactions to remain competitive. We cannot be sure that we will succeed in addressing these risks or any other problems encountered in connection with potential business combinations and acquisitions.

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

  Our commercial success will also depend in part on our not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third party patents will require us to develop alternative technology, alter our products or processes, obtain licenses or cease activities that infringe on third party's intellectual property rights. If any such licenses are required, we may not be able to obtain such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer.

  Companies in the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

  . cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

  . obtain a license from the holder of the infringed intellectual property right, which license, if available at all, may not be available on commercially favorable terms; and

  . redesign products or services.

  If we are forced to take any of the foregoing actions, our business may be seriously harmed. We expect that our insurance may not cover potential claims of this type or may not be adequate to indemnify us in the event we are found liable.

Our participation in joint ventures and strategic relationships may involve risk associated with inconsistent goals, exposure to unknown liabilities and unexpected obligations.

  As part of our international expansion, we pursue relationships and joint ventures with local Internet service providers and telecommunications carriers in other countries. We may not have a majority interest or control of the governing body of any such local operating joint venture and there is a risk that the other joint venture partner may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us. The risk also will be present that a joint venture partner may be unable to meet its economic or other obligations and that we may be required to fulfill those obligations. In addition, in any joint venture in which we do not have a majority interest, we may not have control over the operations or assets of such joint venture. We may not be able to establish peering relationships or joint ventures with local Internet service providers and telecommunications carriers in other countries on favorable terms or at all. Our failure to establish these relationships may cause us to lose customers or slow our growth and harm our business.

  Sandpiper entered into strategic relationships with America Online, or AOL, in April 1999 and with Microsoft in October 1999 for the joint development of technology, services and/or products. We may not be successful in developing such products. The AOL agreement expires in December 2001 and the agreement with Microsoft expires in August 2002. Each agreement may be terminated by either party if the other party materially breaches the agreement. A termination of, or significant adverse change in our relationship with AOL or Microsoft could have a material adverse effect on our business.

  In addition, in December 1999 we entered into memoranda of understanding with Sun Microsystems and Inktomi to purchase 5,000 Sun servers, as well as storage operating systems and server software using Inktomi network caching applications. Pursuant to this arrangement, Sun and Inktomi also agreed to participate and invest in joint marketing and sales activities with us. However, our strategic relationship with Sun and Inktomi is subject to definitive documentation and the memoranda of understanding may be terminated at any time prior to the execution of such definitive documentation. If consummated, such relationship may not yield significant benefits, if any.

            Risks Related To The Sandpiper and Live On Line Mergers

If we do not successfully integrate Sandpiper's or Live On Line's operations and personnel or effectively manage the combined company, we may not achieve the benefits of the merger and may lose key personnel and customers.

  We undertook the Sandpiper and Live On Line mergers with the expectation that the mergers would result in significant benefits. Achieving the benefits of the mergers depends on the timely, efficient and successful execution of a number of post-merger events, including the current efforts to integrate the operations and personnel of the three companies. We will need to overcome significant obstacles, however, in order to realize any benefits or synergies from the mergers. The successful execution of these post-merger events will involve considerable risk and may not be successful.

  The market price of our common stock may decline as a result of the Sandpiper and Live On Line mergers if:

  . the integration of Digital Island, Sandpiper and Live On Line is unsuccessful;

  . Digital Island does not achieve the perceived benefits of the mergers as rapidly or to the extent anticipated by financial or industry analysts; or

  . the effect of the mergers on Digital Island's financial results is not consistent with the expectations of financial or industry analysts.

Our failure to complete the integration successfully could also result in the loss of key personnel and customers. In addition, the attention and effort devoted to the integration of the three companies will significantly divert management's attention from other important issues.

If we fail to successfully cross-market our products or develop new products, we will not increase or maintain our customer base or our revenues.

  With Sandpiper and Live On Line, we intend to offer our products and services to each other's existing customers. We cannot assure you that our respective customers will have any interest in the other company's products and services or that the transactions or other data in Sandpiper's or Live On Line's database will be predictive or useful in other sales channels, including systems integrators, web site designers and Internet service providers. The failure of these cross-marketing efforts would diminish the benefits realized by these mergers.

  In addition, we intend to develop new products and services that combine the knowledge and resources of the Digital Island, Sandpiper and Live On Line businesses. To date, the companies have not thoroughly investigated the obstacles, technological, market-driven or otherwise, to developing and marketing these new products and services in a timely and efficient way. We cannot offer any assurances that products or services will be successful or that there will be a market for such products and services. As a result, we may not be able to increase or maintain our customer base. Our failure or inability to develop and market combined products and services could have a material adverse effect on the combined company's business, financial condition and operating results.

                         Risks Related to Our Industry

Competition in our industry is intense and growing and we may be unable to compete effectively.

  Our market is highly competitive and fragmented. Our competitors include companies such as AboveNet Communications, Adero, Akamai, AT&T, Concentric, Digex, Exodus Communications, Global Crossing, GTE, InterNAP, MCI WorldCom and Qwest. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Some of our current and potential competitors have the financial resources to withstand substantial price competition, and many may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors with more extensive customer bases, broader customer relationships and broader industry alliances may be able to use such resources to their advantage in competitive situations, including relationships with many of our current and potential customers. In particular, certain competitors have strategic alliances with entities that have entered into similar alliances with us, including Microsoft.

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

  We face competition, and in the future may face additional competition, from providers of Internet content delivery services, including networking hardware and software manufacturers, content distribution providers, traditional hardware manufacturers, telecommunications providers, software database companies, and large diversified software and technology companies. Some of these competitors may bundle their services with other software or hardware in a manner that may discourage website owners from purchasing our services or Internet service providers from installing our servers. In addition, if those third party telecommunications providers upon which we are currently dependent for transmission capacity determine to compete with us in the Internet content delivery market, their refusal to provide us with capacity, could result in a degradation or termination of service to certain of our customers. As a result, we could lose customers or fees charged to such customers, and our business and financial results could suffer.

  In addition, no assurances can be given that the Internet content delivery market will develop in a way that we currently anticipate. For example, while we currently intend to offer our customers the most comprehensive solution available in the marketplace today, there currently exists an array of competitors that offer partial solutions to the problems that we intend to address, and a number of these companies have been and are likely to continue to be quite successful. To the extent Internet service providers utilize other technology that reduces the need for content delivery solutions, demand for our services could decrease.

  Increased competition could result in:

  . price and revenue reductions and lower profit margins;

  . increased cost of service from telecommunications providers;

  . loss of customers or failure to obtain additional customers; and

  . loss of market share.

Liability laws are unsettled in our industry and potential liability associated with information disseminated through our network could harm our business and prospects.

  The law relating to the liability of online services companies and Internet access providers for communications and commerce carried on or disseminated through their networks is currently unsettled. The most recent session of the United States Congress resulted in the enactment of Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union issued a directive in December 1997 that required member states to initiate the process for the adoption of privacy regulations by October 1998. The European Union is also currently considering copyright legislation that may extend the right of reproduction held by copyright holders to include the right to make temporary copies for any reason. It is possible that claims could be made against online services companies and Internet access providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature of the data or the content of the materials disseminated through their networks. Several private lawsuits seeking to impose such liability upon online services companies and Internet access providers are currently pending.

  In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. Some countries may regulate or prohibit the transport of telephony data in their territories. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources, or to discontinue some of our service or product offerings. Our ability to limit the types of data or content distributed through our network is limited. Failure to comply with such regulation in a particular jurisdiction could result in fines or penalties or the termination of our service in such jurisdiction. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. Our professional liability insurance may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks. Any costs not covered by insurance incurred as a result of such liability or asserted liability could harm our business and prospects.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

  We market and sell our network services and products in the United States and internationally. While the United States currently represents the majority of our revenues, we expect the percentage of our international sales to increase over time and expect to commit significant resources to expand our international sales and marketing activities throughout year 2000. However, we may not be able to successfully market, sell, deliver and support our networking services and products internationally. We presently conduct international sales through local subsidiaries in the United Kingdom, Switzerland, Germany, the Netherlands, Japan, Malaysia and China and through distributor relationships with third parties in countries where we have no physical presence. Our failure to manage our international operations effectively could limit the future growth of our business, increase our costs, lengthen our sales cycle and require significant management attention. There are certain risks inherent in conducting our business internationally, such as:

  . changes in telecommunications regulatory requirements that may restrict our ability to deliver services to our international customers;

  . export restrictions, tariffs, differing regulatory regimes and other trade barriers that may impede us from adequately equipping our network facilities;

  . challenges in recruiting, retaining, and managing qualified staff who understand the highly technical aspects of our business that could hinder our ability to grow and compete;

  . differing technology standards across countries that may impede our ability to integrate our product offerings across international borders;

  . limited international collection experience in collecting accounts receivable in foreign jurisdictions;

  . political and economic instability that could lead to appropriation of our physical assets, impeding our ability to deliver our services to customers and harming our financial results;

  . protectionist laws and business practices favoring local competition that may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

  . increased expenses associated with marketing services in foreign countries;

  . potentially adverse tax consequences, including restrictions on the repatriation of earnings due to unfavorable changes in tax laws or our physical presence in foreign countries; and

  . the risks related to the recent global economic turbulence.

  Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the Internet and technologies used on the Internet that are more strict than those currently in force in the United States. Furthermore, there is an on-going debate in Europe as to the regulation of certain technologies we use, including caching and mirroring. That debate could result in a directive relating to the reform of copyright in the European Community which will, if made into law, restrict caching and mirroring. Any or all of these factors could cause our business and prospects to suffer.

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

  Although, to date, all of our customers have paid for our services in U.S. dollars, we currently pay some of our suppliers in foreign currencies, which subjects us to currency fluctuation risks. For fiscal 1998 and fiscal 1999, costs denominated in foreign currencies were nominal and we had no foreign currency losses during those periods. However, we believe that in the future an increasing portion of our revenues and costs will be denominated in foreign currencies. In particular, we expect that with the introduction of the Euro, an increasing portion of our international sales may be Euro-denominated. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

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

  We believe that the most likely worst-case year 2000 scenario would involve the non-compliance of the third-party telecommunications carriers, vendors and other significant suppliers upon whom we depend for transmission capacity. If these providers do not achieve year 2000 compliance, we cannot be certain that we will have sufficient transmission capacity to continue our service without interruption. In the event that any of our other suppliers do not achieve year 2000 compliance in a timely manner, and we are unable to replace them with alternate sources, our business and financial results would also be harmed.

Government regulation and legal uncertainties could limit our business or slow our growth.

  Our services include the transmission of data over public telephone lines. These transmissions are subject to the regulatory authority of the Federal Communications Commission and the state public utility commissions although, to date, neither has elected to exercise such authority. Our services could be affected by changes in federal and state law or regulation in the telecommunications arena, especially changes relating to telecommunications markets in general and the Internet in particular. Such changes could directly or indirectly affect our costs, limit usage or subscriber-related information, and increase the likelihood or scope of competition from Regional Bell Operating Companies or other telecommunications companies.

  As our services become available over the Internet in additional foreign countries, and as we facilitate sales by our customers to end users located in such foreign countries, these foreign jurisdictions may decide that we are required to qualify to do business in their jurisdictions, which may subject us to taxes and other costs. It is also possible that claims could be made against online service companies and Internet service providers under foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks.

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

Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

  Stock prices and trading volumes for many Internet companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our operating results may fall below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease.

After our anticipated follow-on offering of common stock, our executive officers, directors, and parties related to them, in the aggregate, will control 31% of our voting stock and may have the ability to control matters requiring stockholder approval.

  Our executive officers, directors and parties related to them will own approximately 31% of our outstanding common stock following completion of our anticipated offering of common stock, a large enough stake to have an influence on the matters presented to stockholders. As a result, these stockholders may have the ability to control matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of Digital

Island's assets, and the control of the management and affairs of Digital Island. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Digital Island, impeding a merger, consolidation, takeover or other business combination involving Digital Island or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Digital Island, which in turn could have an adverse effect on the market price of Digital Island's common stock.

Substantial leverage and debt service obligations may adversely affect our cash flow.

  We anticipate offering convertible subordinated notes in an aggregate principal amount of $175 million, or $201.25 million if the over-allotment option granted to the underwriters in connection with the note offering is exercised in full. If the note offering is completed as planned, we will have substantial amounts of outstanding indebtedness, primarily consisting of the notes, upon the completion of this offering. As a result of this indebtedness, our principal and interest payment obligations will increase substantially. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. There can be no assurance that additional financing arrangements will be available on commercially reasonable terms or at all.

  Our substantial leverage could have significant negative consequences, including:

  . increasing our vulnerability to general adverse economic and industry conditions;

  . limiting our ability to obtain additional financing;

  . requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

  . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  . placing us at a possible competitive disadvantage vis-a-vis less leveraged competitors and competitors that have better access to capital resources.

There may be a substantial amount of our common stock outstanding after our anticipated follow-on offering of common stock that could depress our stock price.

  Sales of substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market following our anticipated follow-on offering of common stock, or the appearance that a large number of shares is available for sale, could depress the market price for our common stock. All of the shares sold in the proposed offering will be freely tradable. Our executive officers, directors and holders of 17.5% of our common stock outstanding on December 31, 1999 have agreed not to sell or otherwise dispose of any of their shares for a period of 90 days after the date of the proposed follow-on offer, subject in each case to certain consents and exceptions. As a result of the Sandpiper merger, Digital Island and Sandpiper stockholders holding approximately 57% of our common stock following the merger entered into market standoff agreements prohibiting them from selling or otherwise transferring shares of our common stock. These market standoff agreements, however, will expire with the occurrence of the proposed offering of common stock, and, as a result, all such shares which are not subject to the foregoing lock-up agreements will become available for sale following this offering.

  In addition, the holders of up to 16,792,550 restricted shares of our stock are entitled to certain rights with respect to registration of such shares for sale in the public market. If these holders sell their shares in the public market, such sales could have a material adverse effect on the market price of our common stock. In addition to the adverse effect a price decline could have on holders of our common stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

The liquidity of our common stock is uncertain since it has been publicly traded for a short period of time and may have a limited market.

  Prior to our initial public offering in June 1999, there was no public market for our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active, liquid trading market. In our anticipated follow-on offering, we intend to sell our common stock primarily to a limited number of institutional investors, which could limit the development of an active trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  (c) Recent Sales of Unregistered Securities

 SRI International Transaction

  On November 22, 1999, we acquired Internet technology from SRI International, a California nonprofit public benefit corporation, for 120,454 shares of our common stock worth $6 million. Additionally, pursuant to the agreement, we will obtain consulting services from SRI International for an additional $4 million. SRI's patent-pending technology is designed to improve download times for Internet content by intelligently avoiding network congestion. We will incorporate SRI technology into our e-Business delivery network to help ensure fast performance for e-Business applications, including transactions and other forms of dynamic processing. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

 Strategic Relationship with Sun Microsystems and Inktomi

  On December 7, 1999, we entered into memoranda of understanding with Sun Microsystems, Inc. and Inktomi Corporation providing for a joint strategic relationship. Under the relationship, we have agreed to purchase, over a two year period, up to $150 million of Sun servers, storage operating systems and server software, using Inktomi network caching applications. The total purchase would consist of 5,000 Sun servers. Sun and Inktomi also agreed to participate and invest in joint marketing and sales activities with us to support broadband and streaming media content delivery over the Internet. Sun agreed to provide $100 million of lease financing for the acquisition of the equipment, consisting of:

  . a $30 million initial line of credit;

  . a $30 million line of credit available in nine months upon meeting specified working capital maintenance and financing milestones; and

  . a $40 million line of credit available in fifteen months upon meeting specified additional working capital maintenance and financing milestones.

  In exchange for this lease financing, we agreed to grant Sun warrants to purchase up to $10 million of our common stock in three tranches corresponding on a pro rata basis with the above three lines of credit; the warrants will be exercisable at the five-day average trading price preceding the grant dates, and will expire in 48 months (in the case of the first warrant) and 36 months (in the case of the second and third warrant). The lease financing facility and the marketing and sales relationship are subject, in part, to definitive documentation.

  In connection with this strategic relationship, in January 2000, Sun purchased 391,869 shares of our common stock for $20 million, and Inktomi purchased 117,561 shares of our common stock for $6 million. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The transaction qualifies for an exemption under Section 4(2).

 Live On Line Acquisition

  On January 18, 2000, we acquired Live On Line, Inc., a privately-held company located in New York City, through the merger of a subsidiary of Digital Island into Live On Line. As a result of the merger, Live On Line became a wholly owned subsidiary of Digital Island. Live On Line provides internet content and streaming media technology through its high-bandwidth, worldwide server network to clients in the entertainment, media, consumer products, pharmaceutical and education industries. In connection with this acquisition, the former shareholders of Live On Line were issued a total of 799,989 shares of our common stock, and will receive a total of $5.3 million in exchange for all outstanding shares of Live On Line common stock and our assumption of all outstanding warrants of the company. The former shareholders of Live On Line received fifty percent of the cash consideration on the closing date and the remaining fifty percent will be paid upon the completion of the next public offering of stock or July 18, 2000, if earlier. In addition, the former shareholders of Live On Line are entitled to require us to file a registration statement on Form S-3 with the Securities and Exchange Commission to register the offering of shares of common stock issued to them in the merger on or before July 17, 2000 or, if we are not permitted to use Form S-3 at such date, as soon as practicable after we become eligible to use such form. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

            . total expenses: : estimated at approximately $5,830,000

                 A. All of such total expenses were payments to others (i.e., not to directors, officers, and 10% stockholders of the Company.)

       (vi) Net proceeds: $63,170,000

      (vii) Actual amount of net proceeds used for:

            . construction of plant, building and facilities: $14,742,000

            . purchase and installation of machinery and equipment: $
              9,853,000

            . purchases of real estate: $0

            . acquisition of other businesses: $0

            . repayment of indebtedness: $1,540,000

            . working capital: $37,035,000

            . temporary short-term investments: $0

            . Total: $63,170,000

                A. N/A. No payments were made from the effective date of the
              Registration Statement to the end of the reporting period

      (viii) N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On December 28, 1999, a Special Meeting of the Stockholders of the Company was held to vote to (1) approve the issuance of shares of common stock, par value $0.001 per share, of the Company pursuant to the merger agreement among the Company, Sandpiper Networks, Inc. and Beach Acquisition Corp., as described more fully below, and (2) grant the Board of Directors discretionary authority to adjourn the special meeting to solicit additional votes for approval of the share issuance.

  Both proposals were approved at the Special Stockholders Meeting. There were a total of 29,597,647 votes in favor of proposal one regarding the issuance of shares of common stock in connection with the merger with Sandpiper, with 5,585 shares voting against the proposal, and 7,110 abstaining from voting on the proposal. There were a total of 28,238,386 votes in favor of proposal two regarding the grant of discretionary authority to the Board of Directors to adjourn the meeting to solicit additional votes for approval of the share issuance, with 1,364,766 shares voting against this proposal, and 7,190 abstaining from voting on the proposal.

 Sandpiper Merger

  On December 28, 1999, we completed our acquisition of Sandpiper Networks, Inc. through the merger of a wholly owned subsidiary of Digital Island with and into Sandpiper, in which Sandpiper survived as a wholly owned subsidiary of Digital Island. We pursued this merger to enhance our comprehensive network services for providing global e-Business applications.

  In the merger, each outstanding share of Sandpiper capital stock was converted into the right to receive 1.0727 shares of our common stock. We also assumed outstanding options and warrants to acquire Sandpiper common stock and converted those options and warrants into options and warrants to acquire our common stock at the same exchange ratio. Overall, we issued or have reserved for issuance approximately 24.6 million shares of our common stock in connection with the merger.

  Under the merger agreement, the former Sandpiper shareholders agreed to indemnify and hold harmless Digital Island and some related parties from and against losses, costs, damages, liabilities and expenses arising from any breach of or default in any representation, warranty, covenant or agreement made by Sandpiper in the merger agreement or related agreements and instruments. To secure this indemnification obligation, 10% of the total number of shares of our common stock issued in the merger to Sandpiper shareholders have been deposited in escrow for a period of one year; the escrow will be our sole recourse for any such breach or default absent fraud, intentional misrepresentation or willful breach.

  In connection with the merger, Digital Island and Sandpiper stockholders holding approximately 57% of our common stock outstanding immediately after the merger entered into market standoff agreements restricting them from selling or otherwise transferring any of our equity securities. These market standoff agreements expire by their terms upon the closing of this offering. However, as further described in "Underwriting", a number of these holders have entered into lockup agreements in connection with this offering.

  In addition, we entered into employment agreements with Leo Spiegel, Andrew Swart and David Farber, former executive officers of Sandpiper. Mr. Spiegel became our President and agreed to restructure the vesting schedule of his unvested shares of Digital Island common stock so that 50% will vest on March 24, 2000 and the balance will vest on November 24, 2000, the expiration date of his employment agreement. Mr. Swart became our Vice President of Software Engineering and Mr. Farber became our Chief Scientist. Each agreed to remain with us for one year following the merger, and was granted a stock option (vesting over a 50-month period following the merger) to purchase 150,000 shares. For a more detailed description of these arrangements, see "Certain Transactions."

  Upon completion of the merger, Leo Spiegel, the former president and chief executive officer of Sandpiper, and G. Bradford Jones and Robert Kibble, former directors of Sandpiper, became directors of Digital Island as Sandpiper designees under the merger agreement.

ITEM 5. OTHER INFORMATION.

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    2.1*   Agreement and Plan of Reorganization dated as of October 24, 1999, by and among the Registrant, Beach Acquisition Corp. and Sandpiper
            Network, Inc.

    3.1*   Amended and Restated Certificate of Incorporation

    3.2*   Bylaws, as amended to date

    4.1    Reference is made to Exhibit 3.1

    4.2    Reference is made to Exhibit 3.2

    4.3*   Specimen Common Stock Certificate

    4.4*   Amended and Restated Investors' Rights Agreement, among the
            Registrant and the parties listed on the signature pages thereto, dated February 19, 1999

    4.5*   Amendment No. 1 to Amended and Restated Investors' Rights Agreement,
            dated April 9, 1999.

   10.1*   1997 Stock Option and Incentive Plan

   10.2*   1998 Stock Option/Stock Issuance Plan, as amended to date

   10.3*   1999 Stock Incentive Plan

   10.4*   1999 Employee Stock Purchase Plan

   10.5*   Form of Indemnification Agreement for Officers and Directors

   10.6*   Employment Agreement between the Registrant and Ruann Ernst

   10.7*   Employment Agreement between the Registrant and Allan Leinwand

   10.8*   Employment Agreement between the Registrant and Timothy M. Wilson

   10.9*   Employment Agreement between the Registrant and Paul Evenson

   10.10** Employment Agreement between the Registrant and Michael T. Sullivan

   10.11*  Employment Agreement between the Registrant and Leo S. Spiegal

   10.12*  Employment Agreement between the Registrant and Andrew Swart

   10.13*  Employment Agreement between the Registrant and David Farber

   10.14*  Lease between the Registrant and Bishop Street Associates, dated
            October 21, 1996, as amended to date.

   10.15*  Lease Agreement between the Registrant and Forty-Five Fremont
            Associates, dated May 5, 1999.


   10.16*     Note Secured by Stock Pledge Agreement by Ruann Emst to
               Registrant, dated April 21, 1999.

   21.1****   Subsidiaries of the Registrant

   27.1       Financial Data Schedule

   99.1*****  Press Release, dated October 25, 1999

   99.2****** Press Release, dated December 8, 1999

--------
     * Incorporated by reference to Exhibits of the Registrant's Registration Statement on Form S-4 (File No. 333-92393), filed on December 9, 1999.

    ** Incorporated by reference to Exhibit of the Registrant's Registration
       Statement on Form S-1 (File No. 333-77039) filed on April 26, 1999.

   *** Incorporated by reference to Exhibit of the Registrant's Annual Report on Form 10-K, filed on December 28, 1999.

  **** Incorporated by reference to Exhibit of the Registrant's Registration
       Statement on Form S-1 (File No. 333-95121), as amended, filed on February 1, 2000.

 ***** Incorporated by reference to Exhibit of the Registrant's Special Report on Form 8-K, filed October 27, 1999.

****** Incorporated by reference to Exhibit of the Registrant's Special Report on Form 8-K, filed on December 9, 1999.

  27 Financial Statement Schedule

  (b) Reports on Form 8-K.

  On October 27, 1999, the Company filed a Current Report on Form 8-K, relating to an acquisition agreement with Sandpiper Networks, Inc. pursuant to which Digital Island will be merged with Sandpiper. Under the terms of the agreement, Sandpiper shareholders would receive 1.0727 shares of Digital Island common stock for each share of Sandpiper capital stock. Following the merger, which is expected to be accounted for as a purchase accounting, Sandpiper shareowners will own approximately 40 percent of Digital Island's fully diluted common stock.

  On December 9, 1999, the Company filed a Current Report on Form 8-K, relating to the memoranda of understanding with Sun Microsystems, Inc. and Inktomi Corporation providing for a joint strategic relationship. Under the relationship, Digital Island has agreed to purchase, over a two year period, up to $150 million of Sun servers, storage operating systems and server software, using Inktomi network caching applications. In connection with the alliance, Sun has agreed to make a $20 million investment, and Inktomi has agreed to make a $6 million investment, in Digital Island common stock at a price per share equal to the lesser of the average closing price of the common stock as quoted on the Nasdaq National Market for the ten trading days before December 7, 1999 or for the five trading days before the closing of the investment. Sun and Inktomi have agreed to not sell or otherwise dispose of such shares until the first anniversary of their purchase. The Sun investment is conditioned, among other things, upon customary governmental approvals and the Inktomi investment is conditioned upon consummation of the Sun investment.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2000                   DIGITAL ISLAND, INC.
                                          (Registrant)

                                                   /s/ Ruann F. Ernst
Date: February 11, 2000                   By: _________________________________
                                                      Ruann F. Ernst,
                                                Chief Executive Officer and
                                                         President
                                               (Principal Executive Officer)

                                                   /s/ T.L. Thompson
Date: February 11, 2000                   By: _________________________________
                                                       T.L. Thompson,
                                                  Chief Financial Officer
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)