Form 10-Q/A
period 1999-12-31
DIGITAL ISLAND INC
filed 2000-02-22
CIK 1084329

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

                         PART I--FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     September 30, December 31,
                                                         1999          1999
                                                     ------------- ------------
                                                                   (Unaudited)
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.........................   $ 43,315     $   18,181
  Investments.......................................     31,691         18,923
  Accounts receivable, net..........................      3,557          6,964
  Restricted cash...................................        763            763
  Prepaid expenses and other........................      1,825          5,213
                                                       --------     ----------
    Total current assets............................     81,151         50,044
Property and equipment, net.........................     25,273         54,297
Goodwill, net.......................................        --         847,998
Intangible assets, net..............................        --         124,279
Other assets, net...................................      1,224          1,731
                                                       --------     ----------
    Total assets....................................   $107,648     $1,078,349
                                                       ========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Bank borrowings...................................   $    801     $      840
  Capital lease obligations.........................      3,916          5,520
  Accounts payable..................................      8,621         14,167
  Accrued liabilities...............................      4,931         19,508
  Cash overdraft....................................      3,058            --
  Deferred revenue..................................        318            413
                                                       --------     ----------
    Total current liabilities.......................     21,645         40,448
Bank borrowings, less current portion...............        314            216
Capital lease obligations, less current portion.....      6,061          7,553
Deferred revenue....................................        410            335
Other liabilities...................................        --              50
                                                       --------     ----------
    Total liabilities...............................     28,430         48,602
                                                       --------     ----------
Stockholders' equity:
  Preferred stock, $0.001 par value: Authorized:
   10,000,000 shares; no shares issued and
   outstanding......................................        --             --
  Common stock, $0.001 par value: Authorized:
   100,000,000 shares; issued and outstanding:
   35,941,727 shares at September 30, 1999 and
   60,684,804 shares at December 31, 1999
   (unaudited)......................................         36             61
  Additional paid-in capital........................    156,791      1,130,430
  Deferred compensation.............................     (4,033)        (3,278)
  Stockholder notes receivable......................       (514)          (424)
  Accumulated deficit...............................    (73,062)       (97,042)
                                                       --------     ----------
    Total stockholders' equity......................     79,218      1,029,747
                                                       --------     ----------
    Total liabilities and stockholders' equity......   $107,648     $1,078,349
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

2. Restatement

  The balance sheet at December 31, 1999 has been restated to record certain warrants issued by Sandpiper Networks, Inc. prior to its acquisition by the Company in conjunction with strategic agreements. Previously, these warrants were not recorded on Sandpiper's books. The effect of this restatement on the Company's financial statements was a reduction of deferred revenue and goodwill of $2.9 million. This restatement has no effect on recorded revenue or expense amounts.

3. Acquisitions

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

4. Purchase of Technology

  In December 1999, the Company agreed to purchase patented technology from SRI International (SRI). Under terms of the agreement, the Company is to acquire the technology in exchange for $6 million of common

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES
stock, to be distributed upon the occurrence of certain milestones. As of December 31, 1999, a total of 120,434 shares of common stock with a value of $6 million had thus far been issued. The Company also will issue common stock equal to $4 million in exchange for consulting services from SRI. The value of stock issued under the agreement is recorded as network equipment and technology. The company guarantees that the value of the stock issued to SRI will have a value of $10 million at the time of issuance, and at the time that SRI can dispose of the stock.

5. Strategic Relationship

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

6. Calculation of Net Loss Per Share

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

7. Subsequent Events

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

  In December 1999, we merged with Sandpiper Networks, Inc. The transaction was accounted for using the purchase method of accounting. The acquisition price included approximately 24.6 million shares of Digital Island common stock with a fair value of $857.0 million, 3.1 million vested and unvested stock options and warrants with a fair value of $96.6 million and estimated direct transaction costs of approximately $14.0 million. Costs associated with the merger of Digital Island and Sandpiper that impact future earnings include the amortization of assembled workforce costs of $2.0 million, core technology costs of $121.1 million and $850.8 million of goodwill to be amortized over a period of 5 years.

  In connection with the Sandpiper merger, we expect amortization costs over the next five years as follows (in thousands):

     Year ending
     September 30,
     -------------
     2000.............................................................. $147,650
     2001..............................................................  194,770
     2002..............................................................  194,770
     2003..............................................................  194,770
     2004..............................................................  194,770
     2005..............................................................   47,123

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

  The revenue and income potential of our business and market is unproven. From inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. For the three months ended December 31, 1999, our operating loss, negative cash flow from operations and net loss were $24.7 million, $25.9 million, and $24.0 million, respectively. Sandpiper has never been profitable and has incurred significant losses since inception. Sandpiper reported a net loss of approximately
$54.0 million for the period from October 1, 1999 to December 28, 1999.

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

Date: February 22, 2000                   DIGITAL ISLAND, INC.
                                          (Registrant)

                                                   /s/ Ruann F. Ernst
Date: February 22, 2000                   By: _________________________________
                                                      Ruann F. Ernst,
                                                Chief Executive Officer and
                                                         President
                                               (Principal Executive Officer)

                                                   /s/ T.L. Thompson
Date: February 22, 2000                   By: _________________________________
                                                       T.L. Thompson,
                                                  Chief Financial Officer
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)