Form 10-Q
period 2000-03-31
DIGITAL ISLAND INC
filed 2000-05-15
CIK 1084329

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to.

                        Commission File Number: 000-26283


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

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2000, there were 66,862,910 shares of the Registrant's Common Stock outstanding, par value $0.001.

                              DIGITAL ISLAND, INC.

                           Form 10-Q Quarterly Report
                      For the Quarter Ended March 31, 2000

                                TABLE OF CONTENTS


                                                                        Page
                                                                       Number
                                                                       ------
PART I.  Financial Information

Item 1   Financial Statements.........................................    3

          Condensed Consolidated Balance Sheets as of September 30,
           1999 and March 31, 2000(unaudited) .........................   3

          Condensed Consolidated Statements of Operations for the
           three and six months ended March 31, 1999 and 2000
          (unaudited).................................................    4

          Condensed Consolidated Statements of Cash Flows for the
           six months ended March 31, 1999 and 2000 (unaudited).......    5

          Notes to Condensed Consolidated Financial Statements........    6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10

Item 3   Quantitative and Qualitative Disclosures About Market Risk...   15

PART II. Other Information

Item 1   Legal Proceedings............................................   39

Item 2   Changes in Securities and Use of Proceeds....................   39

Item 3   Defaults Upon Senior Securities..............................   42

Item 4   Submission of Matters to a Vote of Security Holders..........   42

Item 5   Other Information............................................   42

Item 6   Exhibits and Reports on Form 8-K.............................   42

Signatures............................................................   45

PART I--FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                      DIGITAL ISLAND, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                    September 30,     March 31,
                                                        1999            2000
                                                     -----------    -----------
                                                                    (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ......................   $    43,315    $   627,042
  Investments ....................................        31,691         87,856
  Accounts receivable, net .......................         3,557         11,570
  Restricted cash ................................           763          2,063
  Prepaid expenses and other .....................         1,825         14,078
                                                     -----------    -----------
    Total current assets .........................        81,151        742,609
Investments ......................................          --            4,999
Property and equipment, net ......................        25,273         91,192
Goodwill, net ....................................          --          870,024
Intangible assets, net ...........................          --          121,641
Unamortized convertible note issuance costs ......          --           10,521
Other assets, net ................................         1,224          2,328
                                                     -----------    -----------
    Total assets .................................   $   107,648    $ 1,843,314
                                                     ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings ................................   $       801    $       122
  Capital lease obligations ......................         3,916         11,258
  Accounts payable ...............................         8,621         20,348
  Accrued liabilities ............................         4,931          8,365
  Cash overdraft .................................         3,058          5,548
  Interest payable ...............................          --            1,725
  Deferred revenue ...............................           318            486
                                                     -----------    -----------
    Total current liabilities ....................        21,645         47,852
Bank borrowings, less current portion ............           314           --
Convertible notes ................................          --          345,000
Capital lease obligations, less current portion ..         6,061          6,908
Deferred revenue .................................           410            602
Other liabilities ................................          --              137
                                                     -----------    -----------
    Total liabilities ............................        28,430        400,499
                                                     -----------    -----------
Stockholders' equity:
  Preferred stock, $0.001 par value: Authorized:
   10,000,000 shares; no shares issued and
   outstanding ...................................          --             --
  Common stock, $0.001 par value: Authorized:
   100,000,000 shares; issued and outstanding:
   35,941,727 shares at September 30, 1999 and
   66,802,946 shares at March 31, 2000
   (unaudited) ...................................            36             67
  Additional paid-in capital .....................       156,791      1,634,043
  Deferred compensation ..........................        (4,033)        (2,650)
  Stockholder notes receivable ...................          (514)          (422)
  Common stock warrants ..........................          --            1,530
  Accumulated deficit ............................       (73,062)      (189,753)
                                                     -----------    -----------
    Total stockholders' equity ...................        79,218      1,442,815
                                                     -----------    -----------
    Total liabilities and stockholders' equity ...   $   107,648    $ 1,843,314
                                                     ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DIGITAL ISLAND, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                      Three Months Ended              Six Months Ended
                                           March 31,                      March 31,
                                 ----------------------------    ----------------------------
                                     1999            2000             1999            2000
                                 ------------    ------------    ------------    ------------
                                 (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
Revenue ......................   $      2,411    $     11,329    $      3,795    $     18,929
Costs and expenses:
  Cost of revenue ............          4,827          22,887           7,750          39,151
  Sales and marketing ........          3,125          14,775           5,170          21,090
  Product development ........          1,167           4,492           2,010           7,035
  General and administrative .          1,703          11,253           2,963          15,951
  Amortization of intangible
     assets ..................           --            51,795            --            53,492
  Stock compensation expense .            680             628           1,026           1,383
                                 ------------    ------------    ------------    ------------
    Total costs and expenses .         11,502         105,830          18,919         138,102
                                 ------------    ------------    ------------    ------------
    Loss from operations .....         (9,091)        (94,501)        (15,124)       (119,173)
                                 ------------    ------------    ------------    ------------
Interest income,net ..........            160           1,792             257           2,489
                                 ------------    ------------    ------------    ------------
    Loss before income taxes .         (8,931)        (92,709)        (14,867)       (116,684)
Provision for income taxes ...           --                 2               2               7
                                 ------------    ------------    ------------    ------------
    Net loss .................   $     (8,931)   $    (92,711)   $    (14,869)   $   (116,691)
                                 ============    ============    ============    ============
Basic and diluted net loss per
 share .......................   $      (3.77)   $      (1.49)   $      (6.28)   $      (2.36)
                                 ============    ============    ============    ============
Weighted average shares
 outstanding used in per share
 calculation .................      2,370,602      62,209,533       2,366,951      49,386,278
                                 ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DIGITAL ISLAND, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         For the six months
                                                           Ended March 31,
                                                      --------------------------
                                                         1999           2000
                                                      -----------    -----------
                                                      (unaudited)    (unaudited)
Cash flows from operating activities:
  Net loss ........................................   $   (14,869)   $  (116,691)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization .................           924         61,776
    Stock compensation expense ....................         1,026          1,383
    Amortization of discounts on investments ......          (171)          (986)
    Change in operating assets and liabilities, net
     of business acquisitions .....................         2,695        (16,923)
                                                      -----------    -----------
      Net cash used in operating activities .......       (10,395)       (71,441)
                                                      -----------    -----------
Cash flows from investing activities:
  Purchases of property and equipment .............        (2,284)       (52,412)
  Proceeds from maturities of short-term
   investments ....................................        12,200         34,454
  Business acquisitions, net cash paid ............          --             (543)
  Restricted cash .................................          --           (1,300)
  Purchases of short-term investments .............       (22,822)       (94,632)
                                                      -----------    -----------
      Net cash used in investing activities .......       (12,906)      (114,433)
                                                      -----------    -----------
Cash flows from financing activities:
  Repayment of stockholder note ...................          --               90
  Proceeds from issuance of common stock,net ......            41        437,802
  Proceeds from issuance of convertible notes,net .          --          334,289
  Proceeds from issuance of preferred stock .......        47,462           --
  Proceeds from bank borrowings ...................           532           --
  Repayments of bank borrowings ...................          (286)        (1,077)
  Repayments of capital lease obligations .........          (408)        (1,503)
                                                      -----------    -----------
      Net cash provided by financing activities ...        47,341        769,601
                                                      -----------    -----------
      Net increase in cash and cash equivalents ...        24,040        583,727
Cash and cash equivalents, beginning of period ....         5,711         43,315
                                                      -----------    -----------
Cash and cash equivalents, end of period ..........   $    29,751    $   627,042
                                                      ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest ..........................   $       168    $       657
                                                      ===========    ===========
  Cash paid for income taxes ......................   $         2    $         7
                                                      ===========    ===========
Supplemental schedule of non-cash investing and
  financing activities:
  Fixed asset acquired in exchange for stock ......   $      --      $     5,965
                                                      ===========    ===========
  Acquisition of subsidiaries in exchange for
     stock ........................................   $      --      $ 1,033,516
                                                      ===========    ===========
  Capital lease obligations for equipment .........   $       740    $     6,977
                                                      ===========    ===========
  Warrants issued in exchange for services ........   $      --      $     1,530
                                                      ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DIGITAL ISLAND, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Digital Island, Inc. and its wholly-owned subsidiaries, Sandpiper Networks, Inc., Live On Line, Inc., Digital Island B.V., Digital Island,
Ltd., Digital Island (Europe) SA, Digital Island (Hong Kong), Ltd., and Digital Island (Japan) KK, (collectively, "Digital Island"). All intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

2.   Stock Offering and Convertible Note Issuance

     On February 23, 2000, Digital Island completed an offering of its common stock, as well as an offering of convertible subordinated notes. Digital Island issued 4,014,273 shares of common stock for net proceeds of approximately $409.7 million. Digital Island also issued convertible subordinated notes for net proceeds of approximately $334.3 million. The notes bear interest at a rate of 6% per annum, which is paid twice a year, on each February 15 and August 15. The notes mature on February 15, 2005. The notes are convertible at any time prior to the maturity date. The conversion price is approximately $131.61 per share.

3.   Acquisitions

     On December 28, 1999, Digital Island acquired Sandpiper Networks, Inc. ("Sandpiper") through the merger of a wholly owned subsidiary of Digital Island with and into Sandpiper. In the merger, each outstanding share of Sandpiper capital stock was exchanged for 1.0727 shares of Digital Island's common stock and all outstanding stock options and warrants were assumed. Digital Island issued 24.6 million shares of common stock and 3.1 million stock options and warrants. The total purchase price of approximately $967.6 million was allocated primarily to intangible assets and goodwill which will be amortized over 5 years.

     Pro Forma Disclosure of Sandpiper Networks, Inc. Acquisition

     The following summary, prepared on a pro forma basis, combines the results of Digital Island as if the acquisition had been made on the first day of the fiscal years presented, after including the impact of certain pro forma adjustments such as increased amortization expense due to recording of intangible assets:

                                                         Six Months
                                                       Ended March 31,
                                                         (unaudited)
                                                  -------------------------
                                                     1999           2000
                                                  ----------     ----------
                                                        (in thousands
                                                       except per share
                                                             data)
     Revenues ...............................     $   3,837      $  19,783
     Net Loss ...............................      (116,454)      (219,143)
     Basic and diluted loss per share .......        (12.99)         (4.15)

On January 18, 2000, Digital Island acquired Live On Line, Inc. ("LOL") through the merger of a wholly owned subsidiary of Digital Island with and into LOL. In the merger, the former shareholders of LOL received a total of 799,989 shares of Digital Island's common stock, and $5.3 million in cash, in exchange for all outstanding shares of LOL and the assumption of outstanding warrants. The total purchase price of approximately $71.1 million was allocated primarily to intangible assets and goodwill.

4.   Purchase of Technology

     In December 1999, Digital Island agreed to purchase patented technology from SRI International ("SRI"). Under terms of the agreement, Digital Island is to acquire the technology in exchange for $10 million of common stock, to be distributed upon the occurrence of certain milestones. As of March 31, 2000, a total of 120,434 shares of common stock had thus far been issued. The value of stock issued under the agreement is recorded as network equipment and technology. Digital Island guarantees that the value of the stock issued to SRI will have a value of $10 million at the time of issuance, and at the time that SRI can dispose of the stock.

                      DIGITAL ISLAND, INC. AND SUBSIDIARIES

5.   Strategic Relationship

     In December 1999, Digital Island entered into a memoranda of understanding with Sun Microsystems, Inc. ("Sun") and Inktomi Corporation ("Inktomi") providing for a joint strategic relationship. Under the terms of the arrangement, Digital Island has agreed to purchase up to $150 million of Sun equipment. Sun is to provide Digital Island with $100 million in lease financing for the acquisition of the equipment, to be made available upon the achievement of certain milestones. In addition, there is to be joint sales and marketing efforts between Digital Island, and Sun and Inktomi. Sun also received warrants to purchase up to $10 million of Digital Island's common stock at points in time corresponding to the achievement of certain milestones.

     In connection with this strategic relationship, Sun purchased 391,869 shares of Digital Island's common stock for $20 million, and Inktomi purchased 117,561 shares for $6 million in January 2000.

6.   Warrant

     In December 1999, Digital Island entered into a Co-Location and Content Distribution Agreement the ("Agreement") with ServiceCo LLC ("ServiceCo") The Agreement allows Digital Island to physically locate its servers in ServiceCo regional data center facilities, and runs for a period of two years. In connection with the Agreement, Digital Island agreed to grant warrants to ServiceCo to purchase common stock of Digital Island. The warrants are issued upon the achievement of specified performance. Upon ServiceCo making space available to Digital Island in at least four regional data centers, Digital Island agreed to grant a warrant for 26,817 shares with an exercise price of $96.95 per share. Digital Island further agreed to grant a warrant for another 26,817 shares with an exercise price of $96.95 per share at such time as ServiceCo makes a total of eight regional data centers available to Digital Island.

     As of March 31, 2000, ServiceCo had made four regional data centers available, and had thus earned the right to the first warrant. The charge associated with this warrant, based on the use of the Black-Scholes valuation method, is currently valued at $1.5 million. The charge will be amortized over the term that services are received, which is the term of the Agreement, and is subject to remeasurement at the end of each accounting period.

7.   Calculation of Net Loss Per Share

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) calculation (in thousands, except for share and per share amounts):


                                        Three Months Ended             Six Months Ended
                                            March 31,                      March 31,
                                  ----------------------------    ----------------------------
                                      1999            2000            1999            2000
                                  ------------    ------------    ------------    ------------
                                   (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
Numerator--Basic and Diluted
  EPS Net Loss .................   $    (8,931)   $    (92,711)   $    (14,869)   $   (116,691)
                                   ===========    ============    ============    ============
Denominator--Basic and Diluted
 EPS
  Weighted average Common Stock
   Outstanding ................      2,589,852      63,784,282       2,586,201      50,186,509
  Common Stock subject to
   repurchase .................       (219,250)     (1,574,749)       (219,250)       (800,231)
                                   -----------    ------------    ------------    ------------
  Total weighted average Common
   Stock outstanding ..........      2,370,602      62,209,533       2,366,951      49,386,278
                                  ============    ============    ============    ============
Basic and diluted loss per
 share ........................   $      (3.77)   $      (1.49)   $      (6.28)   $      (2.36)
                                  ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DIGITAL ISLAND CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DIGITAL ISLAND'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT AND IN OTHER DOCUMENTS FILED BY DIGITAL ISLAND WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

     We provide a global e-Business delivery network and suite of services for enterprises that use the Internet to deploy critical business applications and conduct e-commerce worldwide. We offer a comprehensive solution that integrates content delivery, hosting, intelligent networking and applications services. We target global enterprises that increasingly rely on the Internet to conduct business, but are constrained by the unreliability, slow performance and limited range of functions of the public Internet. Our customers use our services and proprietary technology to facilitate the deployment of a wide variety of electronic commerce applications, including online marketing and sales, customer service, fulfillment, software, document and multimedia distribution and online training. As of March 31, 2000, we had contracts with 269 customers, of which 194 were deployed, including Activision, AOL, Autodesk, Canon, Cisco Systems, CNBC.com, E*TRADE, Blue Mountain, ft.com, Intuit, Microsoft, National Semiconductor, NetGravity, PBS.org and Value America.

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

     We derive our revenues from a suite of services, which include content delivery and network services, hosting services and application and professional services. We currently sell our services under contracts with terms of one or more years.

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

     Some options granted and common stock issued from May 1, 1998 to June 30, 1999 have been accounted for as compensation. Total stock compensation expense associated with such equity transactions as of March 31, 2000 amounted to $7.7 million. These amounts are being amortized over the vesting periods of the relevant securities. Of the total stock compensation expense, $487,000 was amortized in the year ended September 30, 1998, $3.2 million was amortized in the year ended September 30, 1999, and $1.4 million was amortized in the six months ended March 31, 2000. We expect amortization of $2.4 million and $1.2 million in the years ending September 30, 2000 and 2001, respectively, relating to these grants.

     In December 1999, we merged with Sandpiper Networks, Inc. The transaction was accounted for using the purchase method of accounting. The acquisition price included approximately 24.6 million shares of Digital Island common stock with a fair market value of $857.0 million, 3.1 million vested and unvested stock options and warrants with a fair market value of $96.6 million and estimated direct transaction costs of approximately $14.0 million. Costs associated with the merger of Digital Island and Sandpiper that impact future earnings include the amortization of assembled workforce costs of $2.0 million, core technology costs of $121.1 million and $ 850.8 million of goodwill to be amortized over a period of 5 years.

     In connection with the Sandpiper merger, we expect amortization costs over the next five years as follows (in thousands):

Year ending
September 30,
2000......................... $147,650
2001.........................  194,770
2002.........................  194,770
2003.........................  194,770
2004.........................  194,770
2005.........................   47,123

     In addition, in January 2000, we acquired Live On Line, Inc. The transaction was accounted for using the purchase method of accounting. The acquisition price included 799,989 shares of Digital Island common stock with a fair market value of $65.9 million and $5.2 million in cash. Costs associated with the merger of Digital Island and Live On Line that impact future earnings include the amortization of assembled workforce costs of $500,000, core technology costs of $3.1 million and $67.4 million of goodwill to be amortized over a period of 5 years.

In connection with the Live On Line merger, we expect amortization costs over the next five years as follows (in thousands):

Year ending
September 30,
2000......................... $  9,962
2001.........................   14,204
2002.........................   14,204
2003.........................   14,204
2004.........................   14,204
2005.........................    4,240

The following discussion comparing our historical results of operations for the three and six months ended March 31, 1999 does not reflect the results of operations of Sandpiper or Live On Line. The discussion comparing the three and six months ended March 31, 2000 reflects the results of operations of Sandpiper from the date of acquisition, December 28, 1999, and Live On Line from the date of acquisition, January 18, 2000.

Three months Ended March 31, 2000 and 1999

Revenue. Revenue increased to $11.3 million for the months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999. The increase in revenue was primarily due to increase usage per customer and an increase in the number of deployed customers to 194 from 48.

Cost of revenue. Cost of revenue increased to $22.9 million for the three months ended March 31, 2000 from $4.8 million for the three months ended March 31, 2000. The increase in cost of revenue was due to $10.2 million of spending for additional network capacity, $3.4 million in recruitment and compensation costs relating to the addition of network operations personnel, and $4.5 million in additional costs associated with expansion of existing data center facilities and the deployment of the San Jose facility.

Sales and Marketing. Sales and marketing expenses increased to $14.8 million for the three months ended March 31, 2000 from $3.1 million for the three months ended March 31, 1999. This increase was due to $7.0 million of growth in personnel and related costs and $4.7 million of program expenses.

Product Development. Product development expenses increase to $4.5 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999. This increase was due to $3.3 million growth in personnel and related expenses.

General and Administrative. General and administrative expenses increased to $11.3 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. This increase was due to $5.6 million of depreciation of network equipment, $1.7 million in growth of personnel and related expenses and $2.3 million of office facility expenses, legal and accounting fees and other administrative related expenses.

Interest income, net. Interest income, net increased to $1.8 million for the three months ended March 31, 2000 from $160,000 for the three months ended March 31, 1999. This increase was due to a higher average cash balance remaining primarily from the proceeds of the issuance of shares of our common stock in our secondary stock offering and issuance of convertible notes, and was offset by accrued interest expense on the convertible notes.

Six Months Ended March 31, 2000 and 1999

Revenue. Revenue increased to $18.9 million for the six months ended March 31, 2000 from $3.8 million for the six months ended March 31, 1999. The increase in revenue was primarily due to increased usage per customer and an increase in the number of deployed customers to 194 from 48.

Cost of Revenue. Cost of revenue increased to $39.1 million for the six months ended March 31, 2000 from $7.8 million for the six months ended March 31, 1999. The increase in cost of revenue was due to the $21.7 million of spending for additional network capacity and $5.6 million in recruitment and compensation costs relating to the addition of network operations personnel and $4.0 million in additional costs associated with expansion of existing data center facilities and the deployment of the San Jose facility.

Sales and Marketing. Sales and marketing expenses increased to $21.1 million for the six months ended March 31, 2000 from $5.2 million for the six months ended March 31, 1999. This increase was due to $10.4 million of growth in personnel and related costs and $5.5 million of program expenses.

Product Development. Product development expenses increased to $7.0 million for the six months ended March 31, 2000 from $2.0 million for the six months ended March 31, 1999. This increase was due to $5.0 million in growth of personnel and related expenses.

General and Administrative. General and administrative expenses increased to $16.0 million for the six months ended March 31, 2000 from $3.0 million for the six months ended March 31, 1999. This increase was due to $7.4 million of depreciation of network equipment, $2.3 million in growth of personnel and related expenses and $3.3 million of office facility expenses, legal and accounting fees and other administrative related expenses.

Interest Income, net. Interest income, net increased to $2.5 million for the six months ended March 31, 2000 from $257,000 for the six months ended March 31, 1999. This increase was due to a higher average cash balance remaining primarily from the proceeds of the issuance of shares of our common stock in our secondary stock offering and issuance of convertible notes, and was offset by accrued interest expense on the convertible notes.

Liquidity and Capital Resources

     From inception through our initial public offering in June 1999, we financed our operations primarily through private equity placements of $86.9 million and borrowings under notes payable and capital leases from financial institutions of $5.7 million. We raised $63.1 million in net proceeds from our initial public offering. In February 2000, we raised $744.0 million in net proceeds from our secondary offering of common stock and issuance of convertible subordinated notes as of March 31, 2000, we had cash, cash equivalents and short-term investments totaling $714.9 million.

     Net cash used in our operating activities for the six months ended March 31, 2000 was $71.4 million. The net cash used by operations was comprised primarily of working capital requirements and net losses, net of amortization of intangible assets. Net cash used in our investment activities was $114.4 million for the six months ended March 31, 2000 and was comprised primarily of equipment purchases of $52.4 million, investments of $94.6 million in commercial paper with maturities of less than one year, cash paid in the acquisition of Live On Line of $5.3 million, and a $1.3 million increase in restricted cash, which were offset by proceeds from investments which matured of $34.4 million and cash acquired through business acquisitions of $4.7 million. Net cash provided by financing activities was $769.6 million and was related primarily to proceeds from the issuance of stock and notes of $772.1 million, which was offset by repayments of debt of $2.6 million.

     We have a $750,000 revolving line of credit with a commercial bank for the purpose of financing equipment purchases. The loan contains standard covenants including minimum working capital, minimum tangible net worth, debt to equity ratio, assets to liabilities ratio and financial reporting requirements. Interest on borrowings thereunder accrues at the lender's prime rate plus 0.75%, and is payable monthly.

     We also have a $7.5 million line of credit with a commercial bank, consisting of a revolving credit facility of up to $5 million and equipment loan facilities of up to $2.5 million. Advances under the line of credit are limited to a percentage of our recurring contract revenue. The loan contains standard covenants, including minimum working capital, minimum tangible net worth, debt to equity ratio, assets to liabilities ratio and financial reporting requirements. Interest on borrowings under the revolving credit facility accrues at the lender's prime rate plus 0.25%, and is payable monthly. Under the terms of the equipment loan facilities, interest is charged at the lender's prime rate plus 0.75%, and is payable monthly. The loans mature at various times in 2001. Between October 1, 1998 and January 31, 1999, we did not comply with the minimum tangible net worth and financial reporting covenants. However, we obtained waivers for all covenant violations. We have complied with all covenants since January 31, 1999.

At March 31, 2000, there were no borrowings under any of these credit facilities.

     Pursuant to the merger with Sandpiper, we assumed from Sandpiper a $1,000,000 line of credit with a bank. The line of credit has a variable rate of interest, based on the bank's prime rate plus 0.5%. At March 31, 2000, no amounts were extended under this facility.

     Pursuant to the merger with Sandpiper, we assumed from Sandpiper a promissory note with a financial institution in the amount of $84,224 at a stated interest rate of 7% per annum, principal and interest due monthly for 36 months and collateralized by equipment on August 31, 1998.

     In addition, we have several lease lines of credit. Total borrowings under these lease lines of credit were $18.2 million at March 31, 2000, of which $2.4 million was assumed pursuant to the merger with Sandpiper.

     In December 1999, Sun Microsystems agreed to provide $100 million of lease financing, subject to certain milestones, for the acquisition of equipment.

     The execution of our business plan will require substantial capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. In order to rapidly improve our competitive position, we anticipate making up to approximately $150.0 million of capital expenditures for network expansion, facilities and related costs in the next 12 months.

     We believe that the net proceeds from our secondary offering of common stock and issuance of convertible subordinated notes, together with our existing cash and funds available under our existing credit facilities, will be sufficient to fund our operating losses, working capital needs and capital expenditures for at least the next 12 months. The execution of our business plan will require substantial capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures thereafter. We intend to continue to consider our future financing alternatives, which may include the incurrence of additional indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements:

 .    demand for our services or our anticipated cash flow from operations being less than expected;

 .    development plans or projections proving to be inaccurate;

 .    our engaging in acquisitions or other strategic transactions; or

 .    accelerating deployment of our network services or otherwise altering the schedule of our expansion plan.

     There can be no assurance that any such equity or debt financing will be available to us on favorable terms, or at all. If we do not obtain additional financing, we believe that our existing cash resources will be adequate to continue expanding operations in the near term.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe the adoption of SFAS 133 will have a material effect on our consolidated results of operations or financial condition.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB 25. The Company will adopt the interpretation on July 1, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flow.

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ended March 31, 2001. The Company does not expect that the adoption of SAB 101 will have a material effect on the consolidated financial statements.

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

RISK FACTORS

Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Quarterly Report.

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

     The revenue and income potential of our business and market is unproven. From inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. For the fiscal year ended September 30, 1998, our operating loss, negative cash flow from operations and net loss were $17.1 million, $15.7 million and $16.8 million, respectively. For the fiscal year ended September 30, 1999, our operating loss, negative cash flow from operations and net loss were $52.5 million, $39.7 million and $50.9 million, respectively. For six months ended March 31, 2000, our operating loss, negative cash flow from operations and net loss were $119.2 million, $71.4 million and $116.7 million, respectively.

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

     We have substantially increased the level of our anticipated capital expenditures for network expansion, facilities and related costs over the next 12 months to approximately $150 million. As a result, we believe that we will continue to experience significant losses for the foreseeable future.

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

     For the fiscal year ended September 30, 1999, we had contracts with 83 billing customers, of which one, E*TRADE, accounted for approximately 35% of our revenues. As of March 31, 2000, we had contracts with 269 customers of which 194 were deployed. E*TRADE accounted for approximately 30% of our revenues during the six months ended March 31, 2000. We currently incur costs greater than our revenues and need to increase customer revenue to become profitable.
We incur significant fixed costs to purchase our bandwidth capacity and maintain our network. We also have payroll and other working capital needs. If we are unable to retain or grow our customer base, we will not be able to achieve the economies of scale necessary to offset our fixed and other operating costs. Our ability to attract new customers depends on a variety of factors, including:

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

     .    our industry reputation; and

     . general economic conditions such as downturns in the e-Business or software markets.

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

     In addition to key officers and employees who joined us through the Sandpiper and Live On Line mergers, we have recently hired a number of key employees and officers including our Chief Executive Officer, Chief Financial Officer and our Chief Technology Officer. Initially, such individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations.

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

     .    incur debt;

     .    assume liabilities;

     . incur amortization expenses related to goodwill and other intangible assets; and

     .    incur large and immediate write-offs.

Acquisition transactions require a significant commitment of resources and are accompanied by a number of risks, including:

     . the difficulty of assimilating the operations and personnel of the acquired companies;

     . the potential disruption of our ongoing business and distraction of management;

     . the difficulty of incorporating acquired technology and rights into our products and services;

     .    unanticipated expenses related to technology integration;

     . the maintenance of uniform standards, controls, procedures and policies;

     . the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     .    potential unknown liabilities associated with acquired businesses.

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

     We undertook the mergers with the expectation that the mergers will result in significant benefits. Achieving the benefits of the mergers depends on the timely, efficient and successful execution of a number of post-merger events, including the current efforts to integrate the operations and personnel of the three companies. We will need to overcome significant obstacles, however, in order to realize any benefits or synergies from the mergers. The successful execution of these post-merger events will involve considerable risk and may not be successful.

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

     With Sandpiper and Live On Line, we intend to offer our products and services to each other's existing customers. We cannot assure you that our respective customers will have any interest in the other company's products and services or that the transactions or other data in Sandpiper's and Live On Line's databases will be predictive or useful in other sales channels, including systems integrators, web site designers and Internet service providers. The failure of these cross-marketing efforts would diminish the benefits realized by these mergers.

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

     We have substantial amounts of outstanding indebtedness, primarily consisting of the convertible subordinated notes that were issued in February 2000. As a result of this indebtedness, our principal and interest payment obligations have increased substantially. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also obtain additional long term debt and working capital lines of credit to meet future financing needs. There can be no assurance that any financing arrangements will be available.

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

The notes are subordinated to all other senior debt.

      The notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness, as defined in the indenture governing the notes. As a result, in the event of bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default, as defined herein, and in specific other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid in full in cash or other payment satisfactory to the holders of senior indebtedness. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. The notes are also effectively subordinated to the liabilities, including trade payables, of any of our subsidiaries. The indenture governing the notes does not prohibit or limit the incurrence of senior indebtedness or the incurrence of other indebtedness and other liabilities by us or our subsidiaries. The incurrence of additional indebtedness and other liabilities by us or our subsidiaries could adversely affect our ability to pay obligations on the notes. As of March 31, 2000, we had approximately $18.2 million of indebtedness outstanding that would have constituted senior indebtedness. We anticipate that from time to time we will incur additional indebtedness, including senior indebtedness.

The notes contain limitations on redemption upon a change in control.

    Upon a change in control, as defined herein, each holder of the notes has rights, at the holder's option, to require us to redeem all or a portion of the holder's notes. Although the indenture allows us, subject to satisfaction of conditions, to pay the redemption price in shares of common stock, if a change in control were to occur, we may not have sufficient funds to pay the redemption price for all the notes tendered by holders. Any future credit agreements or other agreements relating to other indebtedness, including other senior indebtedness, to which we become a party may contain restrictions or prohibitions on the payment of the redemption price while such indebtedness is outstanding. In the event a change in control occurs at a time when we are prohibited from purchasing or redeeming the notes, we could seek the consent of lenders to the purchase of the notes or could attempt to refinance the borrowings that contain this prohibition. If we do not obtain a consent or repay these borrowings, we would remain prohibited from purchasing or redeeming the notes. Our failure to redeem tendered notes would constitute an event of default pursuant to the indenture under which the notes will be issued, which might constitute a default under the terms of other indebtedness that we may enter into from time to time. In these circumstances, the subordination provisions in the indenture would likely restrict payments to the holders of the notes. The term "change in control" is limited to specified transactions and may not include other events that might adversely affect our financial condition. In addition, the requirement that we offer to repurchase the notes upon a change in control does not necessarily afford holders of the notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

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

   Sales of substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public, or the appearance that a large number of shares is available for sale, could depress the market price for our common stock. Our executive officers, directors and stockholders holding 20,691,749 shares of our common stock, or approximately 31% of our common stock outstanding on March 31, 2000, have agreed not to sell or otherwise dispose of any of their shares for a period of 90 days after the effective date of our secondary stock offering, subject in each case to certain consents and exceptions. Goldman, Sachs & Co. may, in its sole discretion and at anytime without notice, release all or any portion of the shares subject to such agreements. As a result of the Sandpiper merger, Digital Island and Sandpiper stockholders holding approximately 57% of our common stock following the merger entered into market standoff agreements prohibiting them from selling or otherwise transferring shares of our common stock. These market standoff agreements, however, expired with the occurrence of the secondary stock offering, and as a result all such shares which are not subject to the foregoing lock-up agreements became available for sale.

   In addition, as of January 31, 2000, the holders of up to 15,935,954 restricted shares of our stock are entitled to certain rights with respect to registration of such shares for sale in the public market. If these holders sell their shares in the public market, such sales could have a material adverse effect on the market price of our common stock. In addition to the adverse effect a price decline could have on holders of our common stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

   Our executive officers, directors and parties related to them own approximately 31% of our outstanding common, a large enough stake to have an influence on the matters presented to stockholders. As a result, these stockholders may have the ability to control matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of Digital Island's assets, and the control of the management and affairs of Digital Island. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Digital Island, impeding a merger, consolidation, takeover or other business combination involving Digital Island or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Digital Island, which in turn could have an adverse effect on the market price of Digital Island's common stock.

Our management has broad discretion in allocating proceeds from the February 2000 secondary stock offering and convertible subordinated note issuance, which it may not use effectively.

The net proceeds to us from our recent offerings, after deducting any underwriting commissions and expenses payable by us, were approximately $744 million. The primary purpose of our recent offerings were to fund operating losses, working capital needs and capital expenditures expected to be incurred in connection with the execution of our business plan, including the expansion of our operations. A portion of the net proceeds may also be used to repay currently outstanding or future indebtedness, or to acquire or invest in complementary businesses or products. Accordingly, our management will retain broad discretion as to the allocation of most of the proceeds of the recent offerings. The failure of management to apply these funds effectively could negatively impact our business and prospects.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) Recent Sales of Unregistered Securities


Live On Line Acquisition

     On January 18, 2000, we acquired Live On Line, Inc., a privately-held company located in New York City, through the merger of a subsidiary of Digital Island into Live On Line. As a result of the merger, Live On Line became a wholly owned subsidiary of Digital Island. Live On Line provides Internet content and streaming media technology through its high-bandwidth, worldwide server network to clients in the entertainment, media, consumer products, pharmaceutical and education industries. In connection with this acquisition, the former shareholders of Live On Line were issued a total of 799,989 shares of our common stock, and received a total of $5.3 million in exchange for all outstanding shares of Live On Line common stock and our assumption of all outstanding warrants of Digital Island. The former shareholders of Live On Line are entitled to require us to file a registration statement on Form S-3 with the Securities and Exchange Commission to register the offering of shares of common stock issued to them in the merger on or before July 17, 2000 or, if we are not permitted to use Form S-3 at such date, as soon as practicable after we become eligible to use such form. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

     None.

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

            4.6****     Form of Indenture

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

           10.12*       Employment Agreement between the Registrant and Andrew
                        Swart

           10.13*       Employment Agreement between the Registrant and David
                        Farber

           10.14* Lease between the Registrant and Bishop Street Associates, dated October 21, 1996, as amended to date.

           10.15* Lease Agreement between the Registrant and Forty-Five Fremont Associates, dated May 5, 1999.

           10.16* Note Secured by Stock Pledge Agreement by Ruann Ernst to Registrant, dated April 21, 1999.

           21.1***      Subsidiaries of the Registrant

           27.1         Financial Data Schedule

     *Incorporated by reference to Exhibits of the Registrant's Registration Statement on Form S-4 (File No. 333-92393), filed on December 9, 1999.

     **Incorporated by reference to Exhibit of the Registrant's Registration Statement on Form S-1 (File No. 333-77039) filed on April 26, 1999.

     ***Incorporated by reference to Exhibit of the Registrant's Registration Statement on Form S-1 (File No. 333-95121), as amended, filed on February 1, 2000.

     ****Incorporated by reference to Exhibits of the Registrant's Registration Statement on S-1 (File no. 333-95123), filed on February 1, 2000.

     (b) Reports on Form 8-K.

         On January 5, 2000, Digital Island filed a Current Report on Form 8-K, announcing the completion of the merger and acquisition of Sandpiper
Networks, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 12, 2000                       DIGITAL ISLAND, INC.
                                         (Registrant)

Date: May 12, 2000                        By: /s/ Ruann F. Ernst
                                             -----------------------------------
                                             Ruann F. Ernst,
                                             Chief Executive Officer and
                                             President
                                             (Principal Executive Officer)

Date: May 12, 2000                        By: /s/ T.L. Thompson
                                             -----------------------------------
                                             T.L. Thompson,
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)