Form 10-Q
period 2000-06-30
DIGITAL ISLAND INC
filed 2000-08-14
CIK 1084329

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 2000.

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

         45 Fremont Street, Suite 1200 San Francisco, California 94105
         (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (415) 438-4100


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of June 30, 2000, there were 69,682,499 shares of the Registrant's Common Stock outstanding, par value $0.001.

                              DIGITAL ISLAND, INC.

                           Form 10-Q Quarterly Report
                      For the Quarter Ended June 30, 2000

                               TABLE OF CONTENTS


                                                                        Page
                                                                       Number
                                                                       ------
PART I. Financial Information

Item 1  Financial Statements...............................................3

        Condensed Consolidated Balance Sheets as of September 30,
        1999 and June 30, 2000(unaudited)..................................3

        Condensed Consolidated Statements of Operations for the
        three and nine months ended June 30, 1999 and 2000
        (unaudited)........................................................5

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended June 30, 1999 and 2000
        (unaudited)........................................................6

        Notes to Condensed Consolidated Financial
        Statements.........................................................8

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................10

Item 3  Quantitative and Qualitative Disclosures About Market
        Risk...............................................................15

PART II. Other Information

Item 1   Legal Proceedings.................................................31

Item 2   Changes in Securities and Use of Proceeds.........................31

Item 3   Defaults Upon Senior Securities...................................32

Item 4   Submission of Matters to a Vote of Security Holders...............33

Item 5   Other Information.................................................33

Item 6   Exhibits and Reports on Form 8-K..................................33

Signatures.................................................................34

PART I--FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                     September 30,       June 30,
                                                        1999               2000
                                                     ------------       ----------
                                                                       (Unaudited)
                         ASSETS
Current assets:
 Cash and cash equivalents........................        $ 43,315     $  304,881
 Investments......................................          31,691        328,298
 Accounts receivable, net.........................           3,557         18,886
 Restricted cash..................................             763          7,063
 Prepaid expenses and other.......................           1,825         18,850
                                                          --------     ----------
   Total current assets...........................          81,151        677,978
Investments.......................................              --         73,734
Property and equipment, net.......................          25,273        112,150
Goodwill, net.....................................              --        823,816
Intangible assets, net............................              --        115,227
Unamortized convertible note issuance costs.......              --         10,226
Other assets, net.................................           1,224          2,890
                                                          --------     ----------
   Total assets...................................        $107,648     $1,816,021
                                                          ========     ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Bank borrowings..................................        $    801    $       -
 Capital lease obligations........................           3,916         13,344
 Accounts payable.................................           8,621         17,963
 Accrued liabilities..............................           4,931         11,531
 Cash overdraft...................................           3,058          9,447
 Interest payable.................................              --          6,900
 Deferred revenue.................................             318          1,097
                                                          --------     ----------
   Total current liabilities......................          21,645         60,282
Bank borrowings, less current portion.............             314             --
Convertible notes.................................              --        345,000
Capital lease obligations, less current portion...           6,061          5,618
Deferred revenue..................................             410            334
Other liabilities.................................              --            358
                                                          --------     ----------
   Total liabilities..............................          28,430        411,592
                                                          --------     ----------
Stockholders' equity:
 Preferred stock, $0.001 par value: Authorized:

  10,000,000 shares; no shares issued and
  outstanding.....................................              --             --
 Common stock, $0.001 par value: Authorized:
  100,000,000 shares; issued and outstanding:
  35,941,727 shares at September 30, 1999 and
  69,682,499 shares at June 30, 2000
  (unaudited).....................................              36             69
 Additional paid-in capital.......................         156,791      1,694,037
 Deferred compensation............................          (4,033)        (2,122)
 Stockholder notes receivable.....................            (514)          (419)
 Common stock warrants............................              --          2,785
 Accumulated deficit..............................         (73,062)      (289,921)
                                                          --------     ----------
   Total stockholders' equity.....................          79,218      1,404,429
                                                          --------     ----------
   Total liabilities and stockholders' equity.....        $107,648     $1,816,021
                                                          ========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

           DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                        Three Months Ended           Nine Months Ended
                                             June 30,                    June 30,
                                    --------------------------   -------------------------
                                       1999           2000          1999           2000
                                    ----------    -----------    ----------    -----------
                                    (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Revenue..........................   $    3,700    $    16,061    $    7,495    $    34,990
Costs and expenses:
  Cost of revenue................        8,055         32,089        15,805         71,240
  Sales and marketing............        4,525         15,895         9,696         36,985
  Product development............        1,853          6,192         3,863         13,227
  General and administrative .           2,469         14,101         5,431         30,052
  Amortization of intangible
    assets.......................           --         53,064            --        106,556
  Stock compensation expense .           1,248            528         2,274          1,911
                                    ----------    -----------    ----------    -----------
   Total costs and expenses .           18,150        121,869        37,069        259,971
                                    ----------    -----------    ----------    -----------
   Loss from operations..........      (14,450)      (105,808)      (29,574)      (224,982)
                                    ----------    -----------    ----------    -----------
Interest income,net..............          387          5,650           644          8,139
                                    ----------    -----------    ----------    -----------
   Loss before income taxes .          (14,063)      (100,158)      (28,930)      (216,842)
Provision for income taxes.......           --             10             2             17
                                    ----------    -----------    ----------    -----------
   Net loss......................   $  (14,063)   $  (100,168)   $  (28,932)   $  (216,859)
                                    ==========    ===========    ==========    ===========
Basic and diluted net loss per
 share...........................   $    (3.96)   $     (1.51)   $   (10.31)   $     (3.94)
                                    ==========    ===========    ==========    ===========
Weighted average shares
 outstanding used in per share
 calculation.....................    3,555,232     66,389,483     2,806,988     55,032,310
                                    ==========    ===========    ==========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         For the nine months
                                                            Ended June 30,
                                                        ------------------------
                                                         1999           2000
                                                        ----------     ----------
                                                       (unaudited)    (unaudited)
Cash flows from operating activities:
 Net loss............................................    $(28,932)    $ (216,859)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization.....................         868        123,225
   Stock compensation expense........................       2,274          1,911
   Amortization of discounts on investments..........        (419)        (7,254)
   Gain on disposal of property and equipment........          (5)            --
   Change in operating assets and liabilities, net
    of business acquisitions.........................        (889)       (17,823)
                                                         --------     ----------
     Net cash used in operating activities...........     (27,103)      (116,800)
                                                         --------     ----------
Cash flows from investing activities:
 Purchases of property and equipment.................      (5,104)       (79,153)
 Proceeds from maturities of short-term
  investments........................................      13,200         49,304
 Business acquisitions, net cash paid................          --           (543)
 Restricted cash.....................................        (500)        (6,300)
 Purchases of short-term investments.................     (26,200)      (412,391)
                                                         --------     ----------
     Net cash used in investing activities...........     (18,604)      (449,083)
                                                         --------     ----------
Cash flows from financing activities:
 Repayment of stockholder note.......................          --             93
 Payment to stockholder in exchange for Note.........        (128)            --
 Proceeds from exercise of warrant...................          10             --
 Proceeds from issuance of common stock,net..........         965        497,798
 Proceeds from issuance of convertible notes,net .             --        334,066
 Proceeds from issuance of preferred stock...........      47,461             --
 Proceeds from bank borrowings.......................         532             --
 Repayments of bank borrowings.......................        (427)        (1,199)
 Repayments of capital lease obligations.............        (732)        (3,309)
                                                         --------     ----------
     Net cash provided by financing activities.......      47,681        827,449
                                                         --------     ----------
     Net increase in cash and cash equivalents.......       1,974        261,566
Cash and cash equivalents, beginning of period.......       5,711         43,315
                                                         --------     ----------
Cash and cash equivalents, end of period.............    $  7,685     $  304,881
                                                         ========     ==========
Supplemental disclosures of cash flow information:
 Cash paid for interest..............................    $    268     $    5,372
                                                         ========     ==========

 Cash paid for income taxes..........................    $      2     $       10
                                                         ========     ==========
Supplemental schedule of non-cash investing and
 financing activities:
 Receivable of proceeds from initial public
   Offering..........................................    $ 64,170    $     --
                                                         ========    ===========
 Note Receivable issued in exchange for common
   Stock.............................................    $    286    $     --
                                                         ========    ===========

 Fixed asset acquired in exchange for stock..........   $      --     $    5,965
                                                        =========     ==========
 Acquisition of subsidiaries in exchange for
    stock............................................   $      --     $1,033,516
                                                        =========     ==========
 Capital lease obligations for equipment.............    $  2,744     $    9,579
                                                         ========     ==========
 Warrants issued in exchange for services............   $      --     $    2,785
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

      The interim financial data as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 is unaudited; however in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

2.   Stock Offering and Convertible Note Issuance

      On February 23, 2000, Digital Island completed an offering of its common stock, as well as an offering of convertible subordinated notes. Digital Island issued 4,014,273 shares of common stock for net proceeds of approximately $409.7 million. Digital Island also issued convertible subordinated notes for net proceeds of approximately $334.3 million. The notes bear interest at a rate of 6% per annum, which is paid twice a year, on each February 15 and August 15. The notes mature on February 15, 2005. The notes are convertible into Digital Island's common stock at any time prior to the maturity date. The conversion price is approximately $131.61 per share.

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

Pro Forma Disclosure of Sandpiper Networks, Inc. Acquisition

     The following summary, prepared on a pro forma basis, combines the results of Digital Island as if the acquisition had been made on the first day of the fiscal years presented, after including the impact of certain pro forma adjustments such as increased amortization expense due to recording of intangible assets:

                                                     Nine Months
                                                    Ended June 30,
                                                     (unaudited)
                                                   ---------------
                                                   1999         2000
                                                ---------    ---------
                                         (in thousands except per share data)
Revenues................................        $   7,612    $  35,844
Net Loss................................         (183,028)    (319,312)
Basic and diluted loss per share........           (19.29)       (5.46)

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

4.  Purchase of Technology

    In December 1999, Digital Island agreed to purchase patented technology from SRI International ("SRI"). Under terms of the agreement, Digital Island is to acquire the technology in exchange for $10 million of common stock, to be distributed upon the occurrence of certain milestones. As of June 30, 2000, a total of 120,434 shares of common stock had thus far been issued. The value of stock issued under the agreement is recorded as network equipment and technology. Digital Island guarantees that the value of the stock issued to SRI will have a value of $10 million at the time of issuance, and at the time that SRI can dispose of the stock.

5.  Strategic Relationships

    In December 1999, Digital Island entered into a memoranda of understanding with Sun Microsystems, Inc. ("Sun") and Inktomi Corporation ("Inktomi") providing for a joint strategic relationship. Under the terms of the arrangement, Digital Island has agreed to purchase up to $150 million of Sun equipment. Sun is to provide Digital Island with $100 million in lease financing for the acquisition of the equipment. In addition, there is to be joint sales and marketing efforts between Digital Island, and Sun and Inktomi. If Digital Island draws on the equipment lease line, Sun will receive warrants to purchase up to $10 million of Digital Island's common stock at points in time corresponding to the achievement of certain milestones. As these warrants are issued, they will be valued under the Black-Scholes model and the fair value of the warrants will be recorded as interest expense. To date, Digital Island has not drawn on the equipment lease line.

    In connection with this strategic relationship, Sun purchased 391,869 shares of Digital Island's common stock for $20 million, and Inktomi purchased 117,561 shares for $6 million in January 2000. These shares were issued at fair market value.

    In June 2000, Digital Island entered into various contractual arrangements with Microsoft Corporation, Intel Corporation, and Compaq Computer Corporation. The agreements are centered around the build-out of the Digital Island infrastructure to support expanded streaming media services. Among the various provisions of the agreements, Compaq is providing a $50 million equipment credit facility for the purchase of Compaq servers, as well as providing $50 million in lease financing to customers of Digital Island. Digital Island has committed to the deployment of 8,000 servers which will contain Intel architecture and be powered by Microsoft technology.

    Microsoft, Intel, and Compaq each purchased 618,556 shares of Digital Island common stock for an aggregate amount of $45 million in cash at fair market value. The parties also received warrants to purchase up to 556,701 additional shares of Digital Island common stock at an exercise price of $24.25 per share if Digital Island fails to meet certain milestones connected to the infrastructure build-out. If these warrants are issued, they will be valued using the Black-Scholes model and recorded as infrastructure expense in cost of revenue.

6.  Issuance of Common Stock

    In June 2000, Digital Island issued 738,688 shares of common stock for approximately $15 million in cash to a UBS O'Connor LLC. These shares were issued at fair market value.

7.  Warrant

    In December 1999, Digital Island entered into a Co-Location and Content Distribution Agreement the ("Agreement") with ServiceCo LLC ("ServiceCo") The Agreement allows Digital Island to physically locate its servers in ServiceCo regional data center facilities. The term of the agreement is two years. In connection with the Agreement, Digital Island agreed to grant warrants to ServiceCo to purchase common stock of Digital Island. The warrants are to be issued to ServiceCo based upon the achievement of specified performance criteria. Upon ServiceCo making space available to Digital Island in at least four regional data centers, Digital Island agreed to grant a warrant for 26,817 shares with an exercise price of $96.95 per share. Digital Island further agreed to grant a warrant for another 26,817 shares with an exercise price of $96.95 per share at such time as ServiceCo makes a total of eight regional data centers available to Digital Island.

    As of June 30, 2000, ServiceCo had made eight regional data centers available, and had thus earned the right to all warrants. The charge associated with the warrants, determined based on the use of the Black-Scholes valuation method, is currently valued at $2.8 million. The charge will be amortized over the term that the services are received, which is the term of the Agreement, and is subject to remeasurement at the end of each accounting period. In the quarter ended June 30, 2000, a charge of $278,000 was recorded.

8.  Calculation of Net Loss Per Share

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

  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) calculation (in thousands, except for share and per share amounts):


                                         Three Months Ended            Nine Months Ended
                                              June 30,                     June 30,
                                     -------------------------    ---------------------------
                                        1999           2000          1999             2000
                                     ----------    -----------    ----------      -----------
                                     (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
Numerator--Basic and Diluted
  EPS Net Loss....................   $  (14,063)   $  (100,168)   $  (28,932)     $  (216,859)
                                     ==========    ===========    ==========      ===========
Denominator--Basic and Diluted
 EPS
  Weighted average Common Stock
   Outstanding....................    3,759,285     67,424,607     2,977,229       55,973,564
  Common Stock subject to
   repurchase.....................     (204,053)    (1,035,124)     (170,241)        (941,254)
                                     ----------    -----------    ----------      -----------
  Total weighted average Common
   Stock outstanding..............    3,555,232     66,389,483     2,806,988       55,032,310
                                     ==========    ===========    ==========      ===========
Basic and diluted loss per
 share............................   $    (3.96)   $     (1.51)   $   (10.31)     $     (3.94)
                                     ==========    ===========    ==========      ===========

9.  Subsequent event

    On July 17, 2000 reached an agreement to acquire SoftAware Networks, Inc. The completion of the acquisition is subject to approval by SoftAware's shareholders and certain government regulatory approvals. Under the terms of the acquisition agreement, Digital Island will issue up to 9,375,000 shares of common stock, and provide $20 million in cash in exchange for all of the outstanding securities of SoftAware.

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

ELSEWHERE IN THIS QUARTERLY REPORT AND IN OTHER DOCUMENTS FILED BY DIGITAL ISLAND WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

  We provide a global e-Business delivery network and suite of services for enterprises that use the Internet to deploy critical business applications and conduct e-commerce worldwide. We offer a comprehensive solution that integrates content delivery, hosting, intelligent networking and applications services. We target global enterprises that increasingly rely on the Internet to conduct business, but are constrained by the unreliability, slow performance and limited range of functions of the public Internet. Our customers use our services and proprietary technology to facilitate the deployment of a wide variety of electronic commerce applications, including online marketing and sales, customer service, fulfillment, software, document and multimedia distribution and online training. As of June 30, 2000, we had contracts with 382 customers, of which 279 were deployed, including Activision, AOL, Autodesk, Canon, Cisco Systems, CNBC.com, E*TRADE, Blue Mountain, ft.com, Intuit, Microsoft, National Semiconductor, NetGravity, PBS.org and Value America.

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

  Some options granted and common stock issued from May 1, 1998 to June 30, 1999 have been accounted for as compensation. Total stock compensation expense associated with such equity transactions as of June 30, 2000 amounted to $7.7 million. These amounts are being amortized over the vesting periods of the relevant securities. Of the total stock compensation expense, $487,000 was amortized in the year ended September 30, 1998, $3.2 million was amortized in the year ended September 30, 1999, and $1.9 million was amortized in the nine months ended June 30, 2000. We expect amortization of $2.4 million and $1.2 million in the years ending September 30, 2000 and 2001, respectively, relating to these grants.

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

The following discussion comparing our historical results of operations does not reflect the results of operations of Sandpiper or Live On Line for the three and nine months ended June 30, 1999. The discussion comparing the three and nine months ended June 30, 2000 reflects the results of operations of Sandpiper from the date of acquisition, December 28, 1999, and Live On Line from the date of acquisition, January 18, 2000.


Three months Ended June 30, 2000 and 1999

Revenue. Revenue increased to $16.1 million for the three months ended June 30, 2000 from $3.7 million for the three months ended June 30, 1999. The increase in revenue was primarily due to increased usage per customer and an increase in the number of deployed customers to 279 from 62.

Cost of Revenue. Cost of revenue increased to $32.1 million for the three months ended June 30, 2000 from $8.1 million for the three months ended June 30, 2000. The increase in cost of revenue was due to $13.7 million of spending for additional network capacity, $4.3 million in recruitment and compensation costs relating to the addition of network operations personnel, and $6.0 million in additional costs associated with expansion of existing data center facilities, deployment of the San Jose and Japan facilities, and equipment-related costs.

Sales and Marketing. Sales and marketing expenses increased to $15.9 million for the three months ended June 30, 2000 from $4.5 million for the three months ended June 30, 1999. This increase was due to $7.4 million of growth in personnel and related costs and $4.0 million of program expenses.

Product Development. Product development expenses increased to $6.2 million for the three months ended June 30, 2000 from $1.9 million for the three months ended June 30, 1999. This increase was due to $4.3 million growth in personnel and related expenses.

General and Administrative. General and administrative expenses increased to $14.1 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999. This increase was due to $7.5 million of depreciation of network equipment, $1.5 million in growth of personnel and related expenses and $2.6 million of office facility expenses, legal and accounting fees and other administrative related expenses.

Interest income, net. Interest income, net increased to $5.7 million for the three months ended June 30, 2000 from $387,000 for the three months ended June 30, 1999. This increase was due to a higher average cash balance remaining primarily from the proceeds of the issuance of shares of our common stock in our secondary stock offering and issuance of convertible notes, and was offset by accrued interest expense on the convertible notes.

Nine Months Ended June 30, 2000 and 1999

Revenue. Revenue increased to $35.0 million for the nine months ended June 30, 2000 from $7.5 million for the nine months ended June 30, 1999. The increase in revenue was primarily due to increased usage per customer and an increase in the number of deployed customers to 279 from 62.

Cost of Revenue. Cost of revenue increased to $71.2 million for the nine months ended June 30, 2000 from $15.8 million for the nine months ended June 30, 1999. The increase in cost of revenue was due to the $35.4 million of spending for additional network capacity and $9.9 million in recruitment and compensation costs relating to the addition of network operations personnel and $10.1 million in additional costs associated with expansion of existing data center facilities, the deployment of the San Jose and Japan facilities, and equipment-related costs.

Sales and Marketing. Sales and marketing expenses increased to $37.0 million for the nine months ended June 30, 2000 from $9.7 million for the nine months ended June 30, 1999. This increase was due to $17.8 million of growth in personnel and related costs and $9.5 million of program expenses.

Product Development. Product development expenses increased to $13.2 million for the nine months ended June 30, 2000 from $3.9 million for the nine months ended June 30, 1999. This increase was due to $9.3 million in growth of personnel and related expenses.

General and Administrative. General and administrative expenses increased to $30.1 million for the nine months ended June 30, 2000 from $5.4 million for the nine months ended June 30, 1999. This increase was due to $15.0 million of depreciation of network equipment, $3.9 million in growth of personnel and related expenses and $5.8 million of office facility expenses, legal and accounting fees and other administrative related expenses.

Interest Income, net. Interest income, net increased to $8.1 million for the nine months ended June 30, 2000 from $644,000 for the nine months ended June 30, 1999. This increase was due to a higher average cash balance remaining primarily from the proceeds of the issuance of shares of our common stock in our secondary stock offering and issuance of convertible notes, and was offset by accrued interest expense on the convertible notes.

Liquidity and Capital Resources

  From inception through our initial public offering in June 1999, we financed our operations primarily through private equity placements of $86.9 million and borrowings under notes payable and capital leases from financial institutions of $5.7 million. We raised $63.1 million in net proceeds from our initial public offering. In February 2000, we raised $744.0 million in net proceeds from our secondary offering of common stock and issuance of convertible subordinated notes. As of June 30, 2000, we had cash, cash equivalents, short-term investments, and long-term investments totaling $706.9 million.

  Net cash used in our operating activities for the nine months ended June 30, 2000 was $116.8 million. The net cash used by operations was comprised primarily of working capital requirements and net losses, net of amortization of intangible assets. Net cash used in our investment activities was $449.1 million for the nine months ended June 30, 2000 and was comprised primarily of equipment purchases of $79.1 million, investments of $412.4 million in commercial paper with maturities of less than one year, cash paid in the acquisition of Live On Line of $5.3 million, and a $6.3 million increase in restricted cash, which were offset by proceeds from investments which matured of $49.3 million and cash acquired through business acquisitions of $4.7 million. Net cash provided by financing activities was $827.4 million and was related primarily to proceeds from the issuance of stock and notes of $831.9 million, which was offset by repayments of debt of $4.5 million.

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

At June 30, 2000, there were no borrowings under any of these credit facilities.

  Pursuant to the merger with Sandpiper, we assumed from Sandpiper a $1,000,000 line of credit with a bank. The line of credit has a variable rate of interest, based on the bank's prime rate plus 0.5%. At June 30, 2000, no amounts were extended under this facility.

  Pursuant to the merger with Sandpiper, we assumed from Sandpiper a promissory note with a financial institution in the amount of $84,224 at a stated interest rate of 7% per annum, principal and interest due monthly for 36 months and collateralized by equipment on August 31, 1998.

  In addition, we have several lease lines of credit. Total borrowings under these lease lines of credit were $19.0 million at June 30, 2000, of which $2.4 million was assumed pursuant to the merger with Sandpiper.

  In December 1999, Sun Microsystems agreed to provide $100 million of lease financing, subject to certain milestones, for the acquisition of equipment. We have not drawn any amounts under the financing agreement.

  In June 2000, Compaq Computer Corporation agreed to provide $50 million of lease financing for the acquisition of equipment. We have not drawn any amounts under the financing agreement.

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

RISK FACTORS

Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could our cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Quarterly Report.

Risks Related to Digital Island

We have a short operating history.

   Our limited operating history makes it difficult for us to predict future results of operations, and makes it difficult to evaluate us or our prospects. We were incorporated in 1994, and began offering our e-Business delivery network services in January 1997.

Prior to such time, we were engaged in activities unrelated to our current operations, and as a result, the results of our operations for such periods are not comparable to our results of operations for 1997 or any subsequent periods.

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

  The revenue and income potential of our business and market is unproven. From inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. For the fiscal year ended September 30, 1999, our operating loss, negative cash flow from operations and net loss were $52.5 million, $39.7 million and $50.9 million, respectively. For nine months ended June 30, 2000, our operating loss, negative cash flow from operations and net loss were $225.0 million, $116.8 million and $216.9 million, respectively.

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

  . the introduction of new products and services or enhancements by us and our competitors may increase our costs or make our existing products or services obsolete;

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

  For the fiscal year ended September 30, 1999, we had contracts with 83 billing customers, of which one, E*TRADE, accounted for approximately 35% of our revenues. As of June 30, 2000, we had contracts with 382 customers of which 279 were deployed. E*TRADE accounted for approximately 22% of our revenues during the nine months ended June 30, 2000. We currently incur costs greater than our revenues and need to increase customer revenue to become profitable. We incur significant fixed costs to purchase our bandwidth capacity and maintain our network. We also have payroll and other working capital needs. If we are unable to retain or grow our customer base, we will not be able to achieve the economies of scale necessary to offset our fixed and other operating costs. Our ability to attract new customers depends on a variety of factors, including:

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

  The market for our services is new and unproven. If our customer base does not expand or if there is not a widespread acceptance of our products and our services, our business and prospects will be harmed. The market for our services depends on several uncertain events and factors, including:

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

  The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. We expect that our customers increasingly will demand additional information and reports with respect to the services we provide. To handle these demands and enable future traffic growth, we must develop and implement an automated customer service system. In addition, if we are successful in implementing our marketing strategy, we also expect the demands on our network infrastructure and technical support resources to grow rapidly. We expect that these demands will require investments in our infrastructure, the addition of new management personnel, the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. We may not be able to keep pace with such growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to manage growth effectively, our business and financial results will suffer.

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

  We are highly dependent on key members of our management and engineering staff. The loss of one or more of these individuals might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support work is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. The loss of the services of any of our key employees, the inability to integrate new employees or our failure to attract or retain qualified personnel in the future in a timely manner could harm our business.

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

  Although, to date, substantially all of our customers have paid for our services in U.S. dollars, we currently pay some of our suppliers in foreign currencies, which subjects us to currency fluctuation risks. For fiscal 1998 and fiscal 1999, costs denominated in foreign currencies were nominal and we had no foreign currency losses during those periods. However, we believe that in the future an increasing portion of our revenues and costs will be denominated in foreign currencies. In particular, we expect that with the introduction of the Euro, an increasing portion of our international sales may be Euro-denominated. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

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

   The notes are unsecured and subordinated in right of payment to all of  our
existing and future senior indebtedness, as defined in the indenture   governing
the notes. As a result, in the event of bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default, as defined herein, and in specific other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid in full in cash or other payment satisfactory to the holders of senior indebtedness. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. The notes are also effectively subordinated to the liabilities, including trade payables, of any of our subsidiaries. The indenture governing the notes does not prohibit or limit the incurrence of senior indebtedness or the incurrence of other indebtedness and other liabilities by us or our subsidiaries. The incurrence of additional indebtedness and other liabilities by us or our subsidiaries could adversely affect our ability to pay obligations on the notes. As of June 30, 2000, we had approximately $19.0 million of indebtedness outstanding that would have constituted senior indebtedness. We anticipate that from time to time we will incur additional indebtedness, including senior indebtedness.

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

  Our executive officers, directors and parties related to them own a large enough percentage of our outstanding common stock to have an influence on the matters presented to stockholders. As a result, these stockholders may have the ability to control matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of Digital Island's assets, and the control of the management and affairs of Digital Island. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Digital Island, impeding a merger, consolidation, takeover or other business combination involving Digital Island or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Digital Island, which in turn could have an adverse effect on the market price of Digital Island's common stock.

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

ITEM 1. LEGAL PROCEEDINGS.

  None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  (c) Recent Sales of Unregistered Securities

Sale of Common Stock and Issuance of Common Stock Warrants to Microsoft Corporation, Intel Corporation and CPQ Holdings

      On June 22, 2000, Microsoft Corporation, Intel Corporation and CPQ Holdings, Inc. purchased an aggregate of 1,855,668 shares of our common stock for an aggregate of approximately $45,000,000 in cash. In connection with the stock purchase, Microsoft, Intel and CPQ Holdings were also issued warrants to purchase a maximum of 556,701 shares of our common stock. The warrant agreements provide that the number of shares of our common stock that can be purchased will be reduced if we meet certain milestones. The shares and the warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Sale of Common Stock to UBS O'Connor LLC

  On June 2, 2000, UBS O'Connor LLC purchased 738,688 shares of our common stock for an aggregate of approximately $15,000,000 in cash. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Company held its annual meeting of stockholders on April 20, 2000. At such meeting the following actions were voted upon:

a. Election of Directors

                    For          Against    Broker Abstentions  Non-Votes
                 ----------      -------    ------------------  ---------
Ruann F. Ernst   40,220,711      163,648             0              0
Charlie Bass     40,230,598      153,761             0              0

b. Approval of amendments to the 1999 Stock Incentive Plan to (1) increase the number of shares of common stock available for issuance under the plan by an additional 3,000,000 shares; (2) effect certain changes to the automatic share increase provisions under the plan; and (3) effect certain changes to the automatic stock option grant program in effect for the non-employee board members under the plan.

       For          Against       Broker Abstentions     Non-Votes
       ---          -------       ------------------     ---------
   31,984,519      8,377,047             22,793              0

c. Ratification of PricewaterhouseCoopers as the Company's independent accountants for the fiscal year ending July 29, 2000.

       For          Against       Broker Abstentions     Non-Votes
       ---          -------       ------------------     ---------
   40,346,061       30,025               8,273               0

ITEM 5. OTHER INFORMATION.

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

      4.1 Form of Amendment No. 2 to the Amended and Restated Investors' Rights Agreement, dated June 20, 2000.

      10.1   Form of Employment Agreement between the Registrant and Howard
             Lasky

      27.1   Financial Data Schedule

  (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2000       DIGITAL ISLAND, INC.
                            (Registrant)

Date: August 14, 2000       By: /s/ Ruann F. Ernst

                            Ruann F. Ernst,
                            Chief Executive Officer and
                            President
                            (Principal Executive Officer)

Date: August 14, 2000       By: /s/ T.L. Thompson

                            T.L. Thompson,
                            Chief Financial Officer
                            (Principal Financial Officer and
                            Principal Accounting Officer)