Form 10-K
period 2000-09-30
DIGITAL ISLAND INC
filed 2000-12-29
CIK 1084329

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

   For The Fiscal Year Ended September 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __ to __

                           Commission File No. 000-
                                     26283

                              DIGITAL ISLAND, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                              68-0322824
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation of organization)              Identification No.)

    45 Fremont Street, 12th Floor                      94105
      San Francisco, California                      (Zip Code)
   (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (415) 738-4100
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [_]
   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $380 million as of November 28, 2000, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for November 28, 2000. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.
   79,781,332 shares of the Registrant's $0.001 par value Common Stock were outstanding at November 28, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

   Part III incorporates by reference from the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

   Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Digital Island and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us described in this Report, including the "Risk Factors That May Affect Future Results" section contained in Item 7 of this Annual Report, and the other documents we file with the Securities and Exchange Commission ("SEC"), including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto.

Overview

   We provide a global e-Business delivery network and suite of services for enterprises that use the Internet to deploy critical business applications and conduct e-commerce worldwide. We offer a managed Internet infrastructure that integrates content delivery, hosting, intelligent networking and applications services. We target global enterprises that increasingly rely on the Internet to conduct business, but are constrained by the unreliability, slow performance and limited range of functions of the public Internet. Our customers use our services and proprietary technology to facilitate the deployment of a wide variety of electronic commerce applications, including online marketing and sales, customer service, fulfillment, software, document and multimedia distribution and online training. As of September 30, 2000, we had contracts with 949 customers, of which 811 were deployed, including AOL, Autodesk, Canon, Charles Schwab & Co., Cisco Systems, CNBC.com, E*TRADE, Blue Mountain, FT.com, Intuit, Microsoft, National Semiconductor, UBS Warburg, Reuters, Hewlett-Packard, Glaxo Wellcome, Universal Music Group, and BMG Entertainment.

   The Internet, a network of hundreds of interconnected, separately administered public and private networks, was not originally designed to handle either the large traffic levels or the vast array of content types being transmitted today. Organizations cannot predict or control the network path that their data will travel over the Internet and, as a result, are unable to avoid network congestion or bottlenecks that degrade performance. For companies conducting business over the Internet, poor website performance, such as failed commerce transactions, slow downloads or site crashes, can create dissatisfied users and result in lost customer goodwill and revenue opportunities. In addition, for enterprises using the Internet for global operations, the U.S.- centric nature of the public Internet may result in poor response times. Businesses are increasingly demanding Internet networks that operate with the functionality and performance levels previously available only on private corporate networks.

   Our solution includes a global e-Business delivery network consisting of a high speed network that connects our eight geographically dispersed data centers and a suite of services that integrates content delivery services, hosting, intelligent networking and application services. Our core network architecture has 233 different connection points to the Internet and connects directly to local Internet service providers in 23 countries. The network is supplemented by over 2,000 content distributors, which provide improved reach to countries not directly accessed by our network. This minimizes the number of separate transmissions necessary to transmit data, resulting in greater speed and reliability for our customers' end-users. We help our customers distribute content over the Internet by replicating and storing their applications and Internet content in multiple locations close to their end-users. This allows our customers to benefit from the lower overall cost of data storage versus transport and to provide a better online experience for their end-users.

   We offer service level guarantees, customized billing and security services to protect the integrity of data transmissions, network management and other high quality services designed to improve the content and applications delivered through our network. In addition, we manage Internet applications and computer servers and maintain networking equipment for our customers in our advanced network data centers, and offer a range of data transport options which allow customers to reserve network capacity consistent with their expected network usage. These services are designed to allow customers to outsource Internet activities to us, thereby transferring to us the burden of attracting and retaining scarce technical staff and adopting continuously changing technologies, while lowering their operating costs and speeding deployment of applications over the Internet.

   Our objective is to become the leading managed Internet infrastructure provider. In order to achieve this objective, we intend to continue to:

  . focus on leading global e-Business customers in targeted industries that rely on the Internet to provide critical business applications;

  . develop and implement new technologies and services that will allow our customers to improve the deployment and operation of their Internet applications globally;

  . expand the size and reach of our e-Business delivery network;

  . expand strategic technology and marketing/reselling relationships and establish new relationships with systems integrators, hardware and software vendors and application service providers; and

  . expand our sales capabilities in the U.S., Asia and Europe.

The Digital Island Solution

   We provide managed Internet infrastructure that integrates content delivery, hosting, intelligent networking and applications services. We have created an open platform that supports multiple data types including voice, text, graphics, file transfer, and streaming audio and video broadcast services as well as different access methods including dial-up, Digital Subscriber Line (or DSL), cable and wireless. Customers can choose between component solutions tailored to meet specific needs or a fully integrated comprehensive solution, both of which are backed by industry-leading service level agreements.

   We believe that our global e-Business delivery network provides the following benefits to its customers:

   Faster End-user Experience. Our dedicated global private network and Footprint(R) content delivery services greatly enhance the performance of e-Business applications. Using our proprietary technology, we are able to store and deliver content in an optimal manner. For content that is repeatedly delivered to many users, we operate over 2,000 content distributors located throughout the Internet under the Footprint brand. For real-time transactions and content that is unique or specific to a user and must therefore be stored centrally, we utilize proprietary networking technology and we operate a global high-speed private network that acts as a backbone connecting directly to 23 countries.

   Increased Reliability, Security and Consistency. We design solutions for our customers that minimize downtime. By locating servers within any of our eight strategically located data centers (Hong Kong, Tokyo, Honolulu, Medford, Marina Del Rey, San Jose, New York and London), our customers can take advantage of a fully redundant data center and network infrastructure. We currently offer both Windows NT(TM), Windows 2000(TM) and Solaris(TM) service level agreements that guarantee origin server uptime and network reliability on our backbone and peering circuits. For customers using Footprint, reliability levels are further increased as Footprint can reroute around failures of any of the over 2,000 content distributors that form our network. We back our e-Business content delivery network with continuous on-site personnel in each data center, two fully redundant network operations centers, and a wide variety of fault detection, isolation and recovery applications and expertise.

   Global Reach, Scalability and Relevant Content. Our intelligent network currently has direct connection points in 23 countries in Africa, Asia, Europe, North America, South America and Australia. This network is supplemented by over 2,000 content distributors, which provide improved reach to countries not directly accessed by our network. We believe that this global reach provides our customers with direct access to the majority of existing Internet users and indirect access to every Internet user in the world, allowing them to deliver a fast, reliable and consistent end-user experience regardless of market served.

   Our network architecture can scale to accommodate millions of simultaneous users, multiple access devices and all forms of content. We also provide customers with the ability to serve multiple geographies with content relevant to end-users in specific locations. Through our TraceWare(TM) technology, we are able to detect the IP address of the end-user and determine, with over 96% accuracy, the country where the end-user is located. This technology allows our customers to develop country-specific advertising campaigns, target specific content to countries, develop and manage multiple price lists and check payment information for fraudulent behavior.

   Comprehensive, Cost-Effective Outsourcing Solution. Our customers directly benefit from the significant investments of technical expertise, capital and other resources that we have made to develop our e-Business delivery network. Our comprehensive offering, including content delivery, hosting, intelligent networking and application services, provides a high performance one-stop solution allowing customers to manage both content and transactions. Most enterprises today do not have the infrastructure that mission-critical Internet operations require, including strategic, globally distributed data centers, network redundancy for reliability, continuous operations and specialized Internet technology expertise. Our network and suite of services allows customers to overcome shortages of technical resources and keep up with continuously changing technologies, including the ability to satisfy peak period capacity requirements and accommodate one-time events, while substantially lowering the costs of deploying and maintaining Internet applications. Our solution is based on an open architecture that allows our customers to easily integrate their existing applications with our delivery network. We believe that our solutions and economies of scale are significantly more cost-effective than most in-house alternatives. By providing a one-stop solution that goes beyond traditional outsourcing, we substantially reduce the administrative and logistical costs that come from managing multiple outsourcing vendors.

Services

   We offer a comprehensive suite of services designed to help enterprises deploy and manage e-Business applications. Our e-Business delivery network is the foundation to providing solutions that are scalable, flexible and cost-effective, and to guaranteeing fast, consistent and relevant end-user experiences. Currently, our integrated network services platform includes content delivery, hosting, intelligent networking and application and professional services. We work with each of our customers to optimize cost and performance requirements. Our software and network engineering teams provide our customers with global expertise and consultation in the design and deployment of their applications on the Digital Island e-Business delivery network. We also provide continuous operations support and security experts to keep their applications up and running on a global basis.

   We currently offer service level guarantees, customized billing, network security services, network management and other application services designed to improve the performance of applications deployed on our network. We plan to continue to develop or acquire extensions to our application services to further ongoing product and service delivery.

 Content Delivery Services

   Our Footprint content delivery services support all types of content, including streamed audio and video. Customers of our content delivery services benefit from having their content and applications intelligently served from a network of more than 2,000 enterprise class servers located at the edges of the Internet.

   Our Footprint content delivery services avoid network congestion and significantly improve web site performance, scalability and reliability. Our content delivery services also provide the scalability to meet the demand requirements of special events and peak-usage periods. Our streaming content delivery services provide comprehensive solutions for both live and on-demand events, and support multiple streaming formats, including QuickTime(TM), Real Audio(R) G2, Real Video(R) G2 and the Microsoft(R) Windows Media(TM) Player. FootprintSecure(TM) provides a distributed platform for secure, encrypted content delivery. The companies that use our content delivery services can leverage our computing infrastructure and avoid the need to invest in the hardware and other infrastructure necessary to serve content on their own.

   Footprint Interactive. Footprint Interactive(TM) allows companies to Webcast live videoconferences from any corporate office to any site on the Internet-- without prior scheduling with a service provider.

   Footprint Secure. Footprint Secure(TM) enables secure Content Distributors to deliver shared content--like images and banner ads--for secure (SSL) pages from points close to end-users throughout the world. Combining SSL-complaint shared content with unique origin-server SSL content at the network edge accelerates delivery of these secure pages.

   Footprint-on-Demand. Footprint-on-Demand(TM) delivers video, audio and animation on-demand so companies can store entire libraries of video and audio content at worldwide locations closest to the end-user.

   Footprint Live. Footprint Live(TM) employs multicast and satellite technologies to reliably deliver highest quality streaming media.

   Footprint Media Services. Footprint Media Services(TM) is a comprehensive package of streaming media support. Packages are customized to meet customers' technical and production needs, including syndication, sponsorship, custom marketing, production, encoding, custom database development, custom Web site development and event production analysis.

 Hosting Services

   Our Hosting Services allow companies to quickly implement e-Business networking and computing initiatives without prohibitive costs for equipment, telecommunications networks and maintenance. Hosting e-Business applications with Digital Island reduces these expenses, while providing access to an engineering team with global networking expertise, an operations team that is always on call, security experts, dedicated servers, network reporting and monitoring, and superior, proactive customer service. We provide a suite of hosting services to support our customers' business environment. These services include:

   CustomHost Package. The CustomHost(TM) Package is a complete outsourcing solution with a high degree of site architecture flexibility. It provides a dedicated network infrastructure that is customized to customer requirements, allowing for several levels of firewall security and backend connectivity. Complete system management and equipment leasing is also available.

   TotalHost Package. The TotalHost(TM) Package is an all-inclusive solution for outsourcing day-to-day operating system and hardware administration.

   ExtendedHost Package. The ExtendedHost(TM) Package enables companies to outsource operating hardware and server maintenance and allows IT staff with systems access to perform system administration functions and tuning. Furthermore, the ExtendedHost-Content Hosting Option offers companies a cost-effective and reliable method of deploying static content to a global audience without requiring a significant investment in time or equipment.

   TrustedHost Package. The TrustedHost(TM) Package allows companies to house their servers in one of Digital Island's world-class data centers, providing a secure, production-ready environment designed to deliver maximum uptime around the clock.

   PrivateHost Package. The PrivateHost(TM) Package is a physically secure hosting environment for customers' networking equipment, servers and Ethernet connectivity to the Digital Island global network.

 Intelligent Network Services

   We provide a dedicated network, combining advanced networking technology with a global fiber optic network, to provide optimum reach and performance. We have built an infrastructure that delivers content directly to multiple countries, instead of relying on public networks to transport critical e-Business applications. Our Intelligent Network services are available in two different packages.

   GlobePort. We provide local connectivity to Digital Island's network for customers needing secure, dedicated access for server administration (admin GlobePort) as well as access to Digital Island's content delivery network for self-hosted customers (content GlobePort).

   Data Transport. Data Transport provides high-performance global delivery of customer data via Digital Island's secure, dedicated private network on a usage-based billing model with service level agreements for network availability, packet loss and latency.

 Application Services

   We provide application services that help e-Business applications run more effectively. Application services help to shield e-Businesses from the complexity associated with managing mission-critical distributed computing systems, and enable them to leverage the intelligence of our e-Business delivery network.

   TraceWare. TraceWare, our flagship application service offering, helps e-Businesses provide relevant experiences by determining end user's geographical location. Through our proprietary mapping technology, TraceWare can assure 96% accuracy.

   VistaWare. VistaWare is an integrated performance and traffic-monitoring service that lets our customers track web-site traffic, server performance and network utilization through a simple portal, replacing a variety of customer-operated diagnostic tools.

 Professional Services

   Digital Island's integrated offering allows customers to outsource components of their e-business infrastructure. Our Professional Services group bridges the gap between a customer's unique needs and Digital Island's standard suite of products and services, providing project management capabilities as well as customized value-added services such as security, load testing, architecture and data base solutions.

Network

 Architecture

   Our Intelligent Network consists of an asynchronous transfer mode, or ATM, backbone that connects geographically dispersed data centers. This ATM backbone core serves as a high-speed network that offers a highly scalable, reliable and cost effective path with minimal latency or delay. This architecture, unlike typical Internet backbones, provides a predictable path between major continents, which improves the speed of content transfer. Each regional data center acts as a distribution hub within its region. Our Intelligent Network forms a distributed architecture that minimizes the number of separate transmissions necessary to transmit data, resulting in greater speed and reliability for our customers' end-users. Our distributed data centers permit us to disseminate information reliably on a global basis and, using our sophisticated data tracking capability, allow us to optimize data transmissions internationally, minimizing the use of expensive transoceanic fiber optic circuits. Our network is designed to increase the speed and reliability of data transmission and circumvents a design weakness of the public Internet, which requires transmission of information over numerous routers and network inter-exchange points, often leading to delays and loss of data.

   Under our Footprint brand, we operate two forms of edge-computing technologies: Commerce Content Distributors, or CCDs, and Content Distributors, or CDs. Both technologies allow our customers' content to be stored throughout the Internet, improving performance and lowering the cost of operating web sites. CCDs have the following characteristics:

  . the CCD is directly connected to Digital Island's Intelligent Network;

  . the CCD is privately peered with multiple access networks within the same geography; and

  . the CCD includes processing and storage technology optimized to support larger metropolitan locations.

   CDs are located deeper at the edge of the Internet, do not have a direct connection to our network and are sized to support fewer simultaneous technologies.

   We believe our architecture is superior to traditional networks for the distribution of applications because of the combination of regional data centers, dedicated network connections and content distribution sites.

 Infrastructure

   We currently have direct connections in 23 countries with one or more local Internet service providers, providing customers with direct access to local markets worldwide. Currently, we purchase dedicated capacity and transit from AT&T, GTE, Sprint and MCI WorldCom in the United States, as well as numerous carriers internationally. At this point in time, we are privately peered with 233 major access networks in the 23 countries comprising our Intelligent Network. Unlike traditional peering relationships, these network service providers carry the Internet traffic of our customers without any reciprocal transit agreement. While we pay a fee to the network service providers for this arrangement, it gives us access to thousands of Internet service providers without the obligation of carrying traffic originating outside of our network. Our distributed data centers peer with multiple backbone networks within the local geography. In addition to the U.S., we have established private Internet connection relationships in 22 other countries as listed below:

      Australia                   Italy                                          South Korea
      Brazil                      Japan                                          Spain
      Canada                      Malaysia                                       Sweden
      China                       Mexico                                         Switzerland
      France                      Netherlands                                    Taiwan
      Germany                     Russia                                         United Kingdom
      Ireland                     Singapore
      Israel                      South Africa

   In China, we have connections in both Hong Kong and Beijing. With 233 different connection points to the Internet, we believe we offer our customers one of the most diverse, redundant and reliable networks for the deployment of business applications globally.

   We currently have eight data centers located in Hong Kong, Tokyo, Honolulu, Medford, Marina Del Rey, San Jose, New York and London. We also have two advanced state-of-the-art network operations centers, headquartered in Honolulu and London, which provide continuous real time end-to-end monitoring of our network. The network operations centers help us to ensure the efficient and reliable performance of our e-Business delivery network, enabling us to identify, and often prevent, potential network disruptions and to respond immediately to actual disruptions. In addition, through traffic management and forecasting, line performance reporting and alarm monitoring, remote link restoration and coordination, and provisioning of network services, the network operations centers enable us to schedule and conduct maintenance with minimal interference to the network. In addition to our two network operations centers, we maintain a Level 2 support center located in San Francisco. Level 2 support acts as an escalation point for each of the primary network operations centers as well as a third redundant location capable of managing our worldwide network.

   We currently lease lines or bandwidth from multiple telecommunications carriers. These carriers include AT&T, MCI WorldCom, GTE and Sprint, as well as several international carriers such as British Telecom, Cable & Wireless, IDC, Telstra and Singapore Telecom. Redundant leasing from multiple carriers assists us in achieving competitive pricing and provides us with a diversity of routes and access to multiple sources of bandwidth on different cable systems globally. Our lease contract term with a carrier is typically one year, which allows us to benefit from declining bandwidth costs over time. In some cases we may extend the term to three years, such as when there is a significant cost advantage or when the route served is bandwidth constrained. The company has also begun a program of obtaining bandwidth under indefeasible right-of-use
(IRU) agreements which we expect to significantly improve gross profit margins for our Intelligent Networking business.

 Network Reach

   We currently have over 2000 content distributors deployed in more than 195 networks, and 33 countries. Our content distributors are built on a computing platform that includes Sun enterprise servers and storage devices, Inktomi traffic servers and Cisco and Alteon network switches. Building out our content distribution infrastructure on such hardware and software allows us to maintain high levels of performance, scalability and reliability for our customers. We also deploy and manage Intel-based servers running Microsoft NT and Windows 2000 in connection with our streaming service offerings and support of Microsoft's Windows Media technologies. We will continue to build out our content delivery network in order to maintain geographic coverage, achieve leading performance and meet the needs of our customers. In addition to deploying servers, we will continue to invest in and develop our Best Distributor Selection software, which serves content from the best performing server.

 Open Platform with Integrated Solutions

   Our open architecture enables customers to easily integrate their existing application and publishing environment with our global e-Business delivery network. Our open Application Programming Interfaces, or APIs, allow the integration of our solution with other value-added services and applications, whether created by us, by our customers or by third parties. Content providers benefit from several third party applications that have been integrated into our e-Business delivery network. These applications enable services such as global ad-delivery, turnkey publishing networks, advanced reporting services, broadcast-quality streaming services and content transformation services. The architecture has been designed to shield complexity and add new services to develop a best-in-class commerce platform for customers so that they can accelerate time-to-revenue.

 Customers

   We have designed our network to address the sophisticated needs of medium-to large-size global enterprises that increasingly rely on the Internet to provide critical business applications globally and require consistent levels of high performance and reliability. We target leading e-Business customers in financial services, high technology manufacturing, application service provisioning, software, media publishing, entertainment and other vertical markets whose constituents are heavy users of the Internet for their businesses. We have tailored our services to enhance the performance of our multinational customers in electronic commerce and services, such as digital media distribution and high volume transaction processing. Our customers use our services and proprietary technology to facilitate the deployment of a wide variety of electronic commerce applications, including online marketing and sales, customer service, fulfillment, software, document and multimedia distribution and online training. As of September 30, 2000, we had contracts with 949 customers, of which 811 were deployed, including AOL, Autodesk, Canon, Charles Schwab & Co., Cisco Systems, CNBC.com, E*TRADE, Blue Mountain, FT.com, Intuit, Microsoft, National Semiconductor, UBS Warburg, Reuters, Hewlett-Packard, Glaxo Wellcome, Universal Music Group and BMG Entertainment.

 Sales and Marketing

   We plan to extend our leadership in the market for global Internet application services by continuing to expand our base of customers. We target our customers predominantly through a direct sales force complemented by a range of strategic alliances and indirect channels. We currently have approximately 237 people in our sales and marketing organization in offices in the U.S., Asia and Europe and intend to grow our sales organization substantially over the next year. We co-market with other companies to increase the effectiveness of our direct channel sales force and to serve market segments and geographies that are better served through alternative distribution channels. In addition to co-marketing, we conduct sales activities through a growing number of other sales agents or resellers in countries where we do not sell directly. Furthermore, our strategic relationships with companies such as Compaq, Intel, Microsoft, Sun, Inktomi and AOL provide us with references and leads arising from their sales forces.

   We are actively seeking to increase our sales and distribution capabilities globally. Currently, most of our sales are derived from the efforts of our direct sales force. We have begun developing indirect sales channels targeting content developers (such as firms that develop Web sites), system integrators, consulting companies, suppliers and international Internet service providers. As of September 30, 2000, we had strategic relationships with 22 companies in Europe and Asia to whom we pay commissions to refer customers.

   Our marketing organization is responsible for strategy and business planning, product management, product marketing, public relations, sales support and marketing communications. Product management includes defining the product plan and bringing to market our products and services. These activities include product strategy and definition, pricing, competitive analysis, product launches, channel program development and product life cycle management. We stimulate product demand through a broad range of marketing communications and public relations activities. Primary marketing communications activities include public relations, collateral, advertising, direct response programs and management of our Web site. Our public relations focuses on cultivating industry analyst and media relationships with the goal of securing broad media coverage and recognition as a leader and innovator in managed Internet infrastructure services.

Customer Support

   We seek to provide superior customer service by understanding the technical requirements and business objectives of our customers and fulfilling their needs proactively on an individual basis. By working closely with the customer, we seek to optimize the performance of our customers' Internet operations, avoid downtime, quickly resolve any problems that may arise and make adjustments in services as customer needs change over time.

   Before sales are made, we provide technical advice to customers to help them understand their networking needs and how our products and services can provide solutions for particular needs. During the installation phase, we assign a support team led by our customer advocacy group which also retains support responsibility for the account after the customer's application is installed and operational. After commencing services, primary technical support is provided by our network operations centers, which operate 24 hours a day, seven days a week, and are staffed by highly trained technicians who respond to customer calls, monitor site and network operations and refer problems to our engineering staff to solve problems quickly and professionally. Our customer advocacy personnel are also available to assist with billing and business issues and to assist in planning for additional customer applications usage on the network.

   We employ network engineers who collaborate with customers to design and maintain their applications across the network. Our network engineers are trained on Windows NT(TM), Windows 2000(TM), Solaris(TM) and other UNIX platforms, as well as Cisco routers and switches, and they help resolve customer problems. We also employ a team of network backbone engineers that constantly monitor the network design and effectiveness to optimize performance for customers, rerouting and redesigning their applications as conditions require.

Competition

   Our market is highly competitive. There are few substantial barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include Internet system engineering expertise, customer service, network capability, reliability, quality of service, ability to scale to many users, broad geographic presence, brand name recognition, technical expertise and range of functions, the variety of services offered, the ability to maintain and expand distribution channels, price, the timing of introductions of new services, network security, financial resources and conformity with industry standards.

   Our current and potential competitors in the market include:

  . content delivery service providers;

  . hosting companies;

  . information technology and Internet outsourcing firms;

  . national and regional Internet service providers; and

  . global, regional and local telecommunications companies.

   Our competitors may operate in one or more of these areas and include companies such as AboveNet Communications, Adero, Akamai, AT&T, XO Communications, Digex, Exodus Communications, Genuity, iBeam, InterNAP, MCI WorldCom and Qwest. In particular, Akamai and Exodus provide services that directly compete with services that we provide.

   Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortiums to provide additional services competitive with those that we provide.

   Some of our competitors may be able to provide customers with additional benefits, including reduced communications costs. We may not be able to offset the effects of any such price reductions. In addition, we believe that the businesses in which we compete are likely to encounter consolidation in the near future, which could result in increased competition on pricing and other terms that could cause our business and prospects to suffer.

Intellectual Property Rights

   We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. Although we have been issued a patent with respect to the technology underlying our TraceWare product and have filed patent applications with the United States Patent and Trademark Office with respect to our Footprint technology, as well as some Internet technology recently acquired from SRI International, such applications and any patents that have or may issue in connection therewith may not be sufficient to preclude or inhibit competitors from entering our market. In addition, we have registered the marks "Digital Island," "Footprint" and "Footprint Manager," and we have pending trademark applications for the "TraceWare" and other marks with the Patent and Trademark Office. Our "Digital Island," "Footprint" and other marks also are either registered or pending in several foreign countries. We have entered into confidentiality and invention assignment agreements with our employees, and nondisclosure agreements with our suppliers, distributors and appropriate customers in order to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps that we take to protect our intellectual property may not be sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

   From time to time, Digital Island receives notices from or is sued by third-parties regarding patent claims. Digital Island is currently in legal proceedings with Akamai Technologies, Inc. These suits are described more specifically in Item 3 below. We expect that participants in our market will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us, or at all.

Acquisitions, Investments and Alliances

 Acquisitions

   We have expanded our global e-Business delivery network and suite of services by acquiring various companies in our industry since 1999. In November 1999, we acquired certain patent-pending Internet technology from SRI International which is designed to improve download times for Internet content by intelligently avoiding network congestion. In December 1999, we acquired Sandpiper Networks, Inc. We pursued this merger to enhance our comprehensive network services for providing global e-Business applications. In January 2000, we acquired Live On Line, Inc., a provider of internet content and streaming media technology through its high-bandwidth, worldwide server network to clients in the entertainment, media, consumer products, pharmaceutical and education industries. In September 2000, we acquired SoftAware, Inc., a provider of a global network for highly interactive Internet applications.

 Strategic Relationships

   We believe that strategic technology and marketing/reselling relationships enhance our ability to reach new customers. Strategic relationships with our customers in our target markets, such as with E*TRADE and AOL, bring not only a high level of understanding of the specific needs of that market but also credibility and visibility with potential new customers. We also have strategic relationships with companies that can enhance our ability to develop and deliver new application services, such as AOL, Compaq, Inktomi, Intel, Microsoft, SRI International and Sun. Certain of these strategic relationships provide powerful additional sales channels for us; for example we will be promoted by Sun's sales force. Additionally, we hope to leverage these enterprises' research and development expertise to develop new networking, content delivery and applications services. As opportunities arise, we look to establish new relationships with system integrators, hardware and software vendors and application service providers that provide network equipment, software and consulting services to companies. We have a dedicated team focused on creating new, and expanding existing, relationships to enhance the success of current and future products.

 Employees

   As of September 30, 2000, we had 900 employees, including 237 people in sales and marketing, 81 people in professional services, 153 people in engineering, 276 people in operations and 153 people in finance and administration. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. The competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract and retain such personnel in the future. None of our employees are represented by a labor union, and management believes that our employee relations are good.

ITEM 2. PROPERTIES

   We currently have the following facilities: our corporate headquarters in San Francisco, regional offices in Thousand Oaks (California), Marina Del Rey (California), Westlake Village (California), New York City and

Honolulu, and data centers in Honolulu, San Jose (California), Marina Del Rey (California), Santa Clara (California), New York City, Medford (Massachusetts), Tokyo, Hong Kong and London. In addition, we have sales offices in Boston, New York City, Minneapolis, Chicago, Philadelphia, Dallas, Houston, St. Louis, Atlanta, Reston (Virginia), Los Angeles, Hudson (Ohio), Cary (North Carolina), Hudson (New Hampshire), Minnetonka (Minnesota), Japan, the Netherlands, Brussels, Paris, Germany, Switzerland, Hong Kong and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

   On September 13, 2000, Akamai Technologies, Inc. ("Akamai") and Massachusetts Institute of Technology ("MIT") filed a Complaint in the U.S. District Court of Massachusetts (No. 00ev1181RWZ) alleging that Digital Island infringes U.S. Patent No. 6,108,703 (the "703 Patent"). Based on our preliminary investigation, we believe that we have meritorious defenses to Akamai and MIT's claim and intend to vigorously defend ourselves in any litigation that arises from this claim. In addition, because we believe that we were the first to invent the technologies claimed in the 703 Patent, we have instituted proceedings with the U.S. Patent and Trademark Office to confirm our ownership of any such inventions.

   On September 20, 2000, Akamai filed a Motion in U.S. District Court of Massachusetts requesting Leave to File A Second Amended Complaint in which it alleges that Digital Island infringes U.S. Patent No. 6,003,030 (the "030 Patent"), which Motion was granted by the Court. Based on our preliminary investigation, we believe that we have meritorious defenses to Akamai's claim and intend to vigorously defend ourselves in any litigation that arises from this claim. On October 18, 2000 Akamai and MIT filed a motion in the U.S. District Court of Massachusetts requesting that Digital Island be enjoined from offering for sale its Footprint 2.0 content delivery service. We believe that we have meritorious defenses to Akamai and MIT's request for preliminary injunctive relief and intend to vigorously oppose Akamai and MIT's request.

   On September 21, 2000, Akamai filed a Compliant in the U.S. District Court, Northern District of California, alleging that Digital Island's distribution of certain marketing materials constituted False Advertising, Unfair Competition, Intentional Interference With Contractual Relationships and Intentional Interference With Prospective Business Advantage and requesting, among other things, a Temporary Restraining Order prohibiting Digital Island from disseminating the materials at issue and publicly commenting on certain related issues. Based on our preliminary investigation, we believe that we have meritorious defenses to Akamai's claims and intend to vigorously defend ourselves in any litigation that arises from these claims. On October 13, 2000, the Court denied Akamai's request for a Temporary Restraining Order. On October 26, 2000, we filed counterclaims in this case for equitable relief and damages, alleging that Akamai's distribution of certain marketing material constituted false advertising, unfair competition, interference with contract and interference with prospective economic relationships.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of Digital Island during the fourth quarter of the fiscal year covered by this Annual Report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   We have not paid cash dividends on our common stock since our incorporation and anticipate that for the foreseeable future, we will continue to retain any earnings for use in our business.

   Our common stock has traded on the Nasdaq National Market under the symbol "ISLD" since June 29, 1999. The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market for our common stock for the periods indicated.

                                                                  High    Low
                                                                 ------- ------
   Fiscal 2001
     First Quarter (thru December 28, 2000)..................... $ 21.63 $ 2.94
   Fiscal 2000
     First Quarter.............................................. $156.94 $20.44
     Second Quarter............................................. $129.50 $54.88
     Third Quarter.............................................. $ 61.25 $15.50
     Fourth Quarter............................................. $ 57.38 $18.00
   Fiscal 1999
     Third Quarter.............................................. $ 20.50 $13.00
     Fourth Quarter............................................. $ 40.44 $12.75

Recent Closing Prices

   On December 28, 2000, the latest practicable trading day before the printing of this annual report, the closing price per share of our common stock was $4.00. As of November 28, 2000, there were 765 holders of record of our common stock. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Sales of Unregistered Securities

   In June and July 2000, we issued an aggregate of 45,000 shares of common stock to Protege Virtual Management Limited pursuant to the terms of a settlement agreement.

   Pursuant to the terms of an agreement previously executed in November 1999 with SRI International, in August and November 2000, we issued an additional 430,846 shares of common stock to SRI as payment for consulting services related to the acquired Internet technology.

   In September 2000, we issued 72,316 shares of common stock to Kinetech, Inc. in connection with the acquisition of certain technology from Kinetech.

   None of the foregoing transactions involved any underwriters, underwriting discounts or commission or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Exchange Act of 1933, as amended by virtue of Section 4(2) thereof. The recipients in such transactions represented their intention to acquire the securities for distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to all relevant information necessary.

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                      Five Years Ended September 30, 2000
                (in thousands, except share and per share data)

   The following selected historical consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations information for each of the years in the three year period ended September 30, 2000, and the balance sheet data at September 30, 1999 and 2000, are derived from our financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, included elsewhere in this filing. The statement of operations data for the years ended September 30, 1996 and 1997, and the balance sheet data at September 30, 1996, 1997, and 1998, are derived from our audited financial statements that are not included in this filing. Historical results are not necessarily indicative of the results to be expected in the future.

                                     Year Ended September 30,
                         -----------------------------------------------------
                          1996      1997       1998        1999        2000
                         -------  ---------  ---------  ----------  ----------
Consolidated Statement
 of Operations Data:
Revenue................. $   --   $     218  $   2,343  $   12,431  $   59,055
Total costs and
 expenses...............      26      5,594     19,459      64,918     401,489
Loss from operations....     (26)    (5,376)   (17,116)    (52,487)   (342,434)
Net loss................ $   (27) $  (5,289) $ (16,764) $  (50,938) $ (329,875)
                         -------  ---------  ---------  ----------  ----------
  Basic and diluted loss
   per share............ $ (0.10) $   (3.53) $   (7.50) $    (4.58) $    (5.59)
                         =======  =========  =========  ==========  ==========
  Shares used in basic
   and diluted loss per
   share calculation.... 275,000  1,497,711  2,236,452  11,127,462  58,996,935

                                           September 30,
                         -----------------------------------------------------
                          1996      1997       1998        1999        2000
                         -------  ---------  ---------  ----------  ----------
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............ $   344  $   4,584  $   5,711  $   43,315  $  176,929
Investments.............     --       1,983     10,123      31,691     413,671
Working capital.........      76      4,613     12,883      59,506     443,411
Total assets............     432      9,223     22,617     107,648   2,116,126
Long-term obligations,
 including current
 portion................     --         705      3,992      11,092     365,236
Total stockholders'
 equity................. $    84  $   6,265  $  15,490  $   79,218  $1,681,985
                         =======  =========  =========  ==========  ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Digital Island and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us described in this Report, including the "Risk Factors That May Affect Future Results" section contained in this Item 7, and the other documents we file with the Securities and Exchange Commission ("SEC"), including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto.

Overview

   We provide a global e-Business delivery network and suite of services for enterprises that use the Internet to deploy critical business applications and conduct e-commerce worldwide. We offer a managed Internet infrastructure that integrates content delivery, hosting, intelligent networking and applications services. We target global enterprises that increasingly rely on the Internet to conduct business, but are constrained by the unreliability, slow performance and limited range of functions of the public Internet. Our customers use our services and proprietary technology to facilitate the deployment of a wide variety of electronic commerce applications, including online marketing and sales, customer service, fulfillment, software, document and multimedia distribution and online training. As of September 30, 2000, we had contracts with 949 customers, of which 811 were deployed, including AOL, Autodesk, Canon, Charles Schwab & Co., Cisco Systems, CNBC.com, E*TRADE, Blue Mountain, FT.com, Intuit, Microsoft, National Semiconductor, UBS Warburg, Reuters, Hewlett-Packard, Glaxo Wellcome, Universal Music Group, and BMG Entertainment.

   Since inception, we have incurred net losses and experienced negative cash flow from operations. We expect to continue to operate at a net loss and to experience negative cash flows at least through the year 2001. Our ability to achieve profitability and positive cash flow from operations will be dependent upon our ability to grow our revenues substantially and achieve other operating efficiencies.

   We derive our revenues from a suite of services, which include content delivery, hosting, intelligent networking and application services. We currently sell our services under contracts with terms of one or more years. Revenues are comprised primarily of bandwidth charges, equipment co-location and storage fees, professional services, streaming events, equipment sales and one-time fees for installation if required to provide services. Bandwidth charges are billed and recognized monthly based on customer usage. Professional services and fees for streaming events are billed and recognized as the related services are performed. Equipment sales are recognized when the equipment is delivered. All other revenues are based on flat-rate monthly charges and recognized as the related services are performed. Installation fees are generally paid in advance, and are recognized ratably over the term of the related contract, generally one to three years.

   Cost of revenues consists primarily of the cost of contracting for lines from telecommunication service providers worldwide and the cost of our network and data center operations. We lease lines under contracts of one year or more. The leasing of transoceanic lines comprises the largest component of our telecommunications expense, with additional costs arising from leasing local circuits between our data centers and points of presence in the United States and international markets. In the future, we expect to increase the size and number of circuits leased based on increases in network volume and geographic expansion. The cost of our network and data center operations is comprised primarily of data centers, equipment maintenance, personnel and related costs associated with the management and maintenance of the network.

   We have recently begun a program of obtaining bandwidth under indefeasible-right-of-use (IRU) agreements, which we expect to significantly increase the gross profit margins in our Intelligent Networking business.

   Some options granted and common stock issued to employees have been accounted for as compensation. Total stock compensation expense associated with such equity transactions as of September 30, 2000 amounted to $7.7 million. These amounts are being amortized over the vesting periods of the relevant securities. Of the total stock compensation expense, $487,000 was amortized in the year ended September 30, 1998, $3.2 million was amortized in the year ended September 30, 1999 and $2.4 million was amortized in the year ended September 30, 2000. We expect amortization of $1.2 million and $455,000 in the years ending September 30, 2001 and 2002, respectively, relating to these grants.

   On December 28, 1999, we merged with Sandpiper Networks, Inc. The transaction was accounted for using the purchase method of accounting. The acquisition price included approximately 24.6 million shares of Digital Island common stock with a fair market value of $857.0 million, 3.1 million vested and unvested stock options and warrants with a fair market value of $96.6 million and direct transaction costs of $14.0 million. Costs associated with the merger of Digital Island and Sandpiper that impact future earnings include the amortization of assembled workforce costs of $2.0 million, core technology costs of $121.1 million and $850.8 million of goodwill to be amortized over a period of 5 years. Amortization costs related to the Sandpiper merger for the year ended September 30, 2000 were $147.6 million.

   On January 18, 2000, we acquired Live On Line, Inc. The transaction was accounted for using the purchase method of accounting. The acquisition price included 799,989 shares of Digital Island common stock with a fair market value of $65.9 million and $5.2 million in cash. Costs associated with the merger of Digital Island and Live On Line that impact future earnings include the amortization of assembled workforce costs of $500,000, core technology costs of $3.1 million and $67.4 million of goodwill to be amortized over a period of 5 years. Amortization costs related to the Live On Line acquisition for the year ended September 30, 2000 were $10.0 million.

   On February 23, 2000, we completed a secondary offering of 5,657,090 shares of our common stock. 1,642,818 of those shares were sold by certain selling stockholders and 4,014,272 shares were sold by us. The offering price of our common stock was $107.00 per share and resulted in aggregate proceeds to us after underwriter discounts of approximately $410,218,455. We received no proceeds from the sale of our common stock by the selling stockholders. Goldman, Sachs & Co. and Bear, Stearns & Co. were the lead underwriters and all the underwriters received an underwriting discount of $4.81 per share. We use the net proceeds from the offering, together with existing cash, to fund operating losses, working capital needs and capital expenditures in connection with our operations.

   On February 23, 2000, we issued an aggregate of $345 million of our 6% convertible subordinated notes. The notes mature on February 15, 2005 and may be converted at any time prior to their maturity or redemption by us. If the notes are converted into shares of our common stock, the holder will receive approximately 7.5 shares (subject to certain adjustments) for each $1,000 in notes that are converted. We pay interest on the notes semi-annually on February 15th and August 15th. We have the option to redeem some or all of the notes on or after February 15, 2003. Goldman, Sachs & Co. was the lead underwriter and all the underwriters received an underwriting discount of 3%. We use the net proceeds from the offering, together with existing cash, to fund operating losses, working capital needs and capital expenditures in connection with our operations.

   On September 15, 2000, we acquired SoftAware, Inc. The transaction was accounted for using the purchase method of accounting. The acquisition price included 9,301,892 shares of Digital Island common stock with a fair market value of $390.5 million, 73,108 vested and unvested stock options with a fair market value of $3.0 million, $20.0 million in cash and estimated direct transaction costs of approximately $5.2 million. Costs associated with the merger of Digital Island and SoftAware that impact future earnings include the amortization of customer relationships of $44.0 million, software and technology of $10.3 million, assembled workforce of $2.1 million, trademarks and tradenames of $3.4 million, and $343.2 million of goodwill to be amortized over a period of 5 years. In addition, deferred compensation costs of $11.9 million will be amortized over the vesting terms of the related securities. Amortization costs and stock compensation expense related to the SoftAware acquisition for the year ended September 30, 2000 were $3.7 million.

   The following discussion comparing our historical results of operations does not reflect the results of operations of Sandpiper, Live On Line or SoftAware for the year ended September 30, 1999. The discussion comparing the year ended September 30, 2000 reflects the results of operations of Sandpiper from the date of acquisition, December 28, 1999, Live On Line from the date of acquisition, January 18, 2000 and SoftAware from the date of acquisition, September 15, 2000.

Fiscal Years Ended September 30, 2000 and 1999

   Revenue. Revenue increased to $59.1 million for the year ended September 30, 2000 from $12.4 million for the year ended September 30, 1999. The increase in revenue was primarily due to increased usage per customer and an increase in the number of deployed customers to 811 from 83. Of the 811 billing customers at year-end, 461 were acquired in connection with the SoftAware acquisition which occurred on September 15, 2000.

   Cost of Revenue. Cost of revenue increased to $111.7 million for the year ended September 30, 2000 from $29.5 million for the year ended September 30, 1999. The increase in cost of revenue was due to $52.7 million of spending for additional network capacity, $16.4 million in recruitment and compensation costs relating to the addition of network and data center operations personnel and $13.1 million in additional costs associated with expansion of existing data center facilities, the deployment of the San Jose and Japan data center facilities and equipment-related costs.

   Sales and Marketing. Sales and marketing expenses increased to $50.9 million for the year ended September 30, 2000 from $16.0 million for the year ended September 30, 1999. This increase was due to $20.8 million of growth in personnel and related costs and $14.1 million of program expenses.

   Product Development. Product development expenses increased to $21.6 million for the year ended September 30, 2000 from $6.3 million for the year ended September 30, 1999. This increase was due to $12.4 million in growth of personnel and related costs and $2.9 million of costs arising from new product initiatives, developing intellectual property in content aware routing and developing new technologies to support our Content Delivery and Managed Hosting service offerings.

   General and Administrative. General and administrative expenses increased to $24.5 million for the year ended September 30, 2000 from $6.6 million for the year ended September 30, 1999. This increase was due to $10.3 million of growth in personnel and related expenses and $7.6 million office facility expenses, legal and accounting fees and other administrative related expenses.

   Depreciation. Depreciation expense increased to $27.6 million for the year ended September 30, 2000 from $3.2 million for the year ended September 30, 1999. This increase was entirely attributed to a significant increase in property and equipment balances.

   Amortization of intangible assets. Amortization expense increased to $162.6 million for the year ended September 30, 2000 from $18,000 for the year ended September 30, 1999. This increase was primarily due to the amortization of the goodwill and intangibles related to the acquisitions of Sandpiper, Live On Line and SoftAware during the year ended September 30, 2000.

   Interest Income and Other Income, Net. Interest income and other income, net, increased to $12.6 million for the year ended September 30, 2000 from $1.6 million for the year ended September 30, 1999. This increase was due to a higher average cash balance remaining primarily from proceeds of the issuance of shares of our common stock in our secondary stock offering and the issuance of convertible subordinated notes, and was offset by accrued interest expense on the convertible notes.

Fiscal Years Ended September 30, 1999 and 1998

   Revenue. Revenue increased to $12.4 million for the year ended September 30, 1999 from $2.3 million for the year ended September 30, 1998. The increase in revenue was due primarily to an increase in the number of billing customers to 83 from 31.

   Cost of Revenue. Cost of revenue increased to $29.5 million for the year ended September 30, 1999 from $9.0 million for the year ended September 30, 1998. The increase in cost of revenue was due to $17.5 million of spending for additional network capacity and $3.0 million in recruitment and compensation costs relating to the addition of network and data center operations personnel.

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

   General and Administrative. General and administrative expenses increased to $6.6 million for the year ended September 30, 1999 from $2.8 million for the year ended September 30, 1998. This increase was due to $2.2 million of growth in personnel and related expenses and $1.6 million office facility expenses, legal and accounting fees and other administrative related expenses.

   Depreciation. Depreciation expense increased to $3.2 million for the year ended September 30, 1999 from $547,000 for the year ended September 30, 1999. This increase was entirely attributed to an increase in property and equipment balances.

   Interest Income, net. Interest income, net, increased to $1.6 million for the year ended September 30, 1999 from $354,000 for the year ended September 30, 1998. This increase was due to a higher average cash balance as a result of the proceeds of the issuance of shares of our preferred stock and common stock in our initial public offering in July 1999.

Quarterly Results of Operations

   The following tables set forth certain unaudited statements of operations data for the eight quarters ended September 30, 2000. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited consolidated financial statements contained in this annual report, and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The operating results for any period should not be considered indicative of results of any future period. Certain fiscal year 2000 quarterly amounts have been reclassified to conform to the September 30, 2000 presentation.

                                                     Three Months Ended
                         ---------------------------------------------------------------------------------
                         Dec. 31,  Mar. 31,  June 30,  Sept. 30,  Dec. 31,  Mar. 31,  June 30,   Sept. 30,
                           1998      1999      1999      1999       1999      2000      2000       2000
                         --------  --------  --------  ---------  --------  --------  ---------  ---------
                                                       (in thousands)
Statement of Operations
 Data:
Revenue................. $ 1,385   $ 2,411   $  3,700  $  4,935   $  7,600  $ 11,329  $  16,061  $  24,065
Costs and expenses:
 Cost of Revenue........   2,923     4,827      8,055    13,691     15,868    23,378     32,503     39,946
 Sales and Marketing....   2,046     3,125      4,525     6,314      6,315    13,777     14,586     16,223
 Product development....     843     1,167      1,853     2,494      2,543     4,492      6,192      8,359
 General and
  Administrative........     843     1,196      1,593     2,963      2,966     5,626      6,612      9,246
 Depreciation...........     416       506        868     1,445      2,241     6,130      8,384     10,817
 Amortization of
  Intangible Assets.....       1         1          8         8      1,584    51,799     53,064     56,176
 Stock compensation
  expense...............     346       680      1,248       933        755       628        528        751
                         -------   -------   --------  --------   --------  --------  ---------  ---------
   Total cost and
    expenses............   7,418    11,502     18,150    27,848     32,272   105,830    121,869    141,518
Loss from operations....  (6,033)   (9,091)   (14,450)  (22,913)   (24,672)  (94,501)  (105,808) (117, 453)
Other income (expense),
 net....................      96       160        387       908        697     1,792      5,650      4,436
                         -------   -------   --------  --------   --------  --------  ---------  ---------
Loss before income
 taxes..................  (5,937)   (8,931)   (14,063)  (22,005)   (23,975)  (92,709)  (100,158)  (113,017)
                         -------   -------   --------  --------   --------  --------  ---------  ---------
Provision for income
 taxes..................       2       --         --        --           5         2         10         (1)
                         -------   -------   --------  --------   --------  --------  ---------  ---------
   Net loss............. $(5,939)  $(8,931)  $(14,063) $(22,005)  $(23,980) $(92,711) $(100,168) $(113,016)
                         =======   =======   ========  ========   ========  ========  =========  =========

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

  . bandwidth used by customers may fluctuate from quarter to quarter affecting our revenues from such customers; and

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

Liquidity and Capital Resources

   From inception through our initial public offering on June 29, 1999, we financed our operations primarily through private equity placements of $86.9 million dollars and borrowings under notes payable and capital leases from financial institutions of $5.7 million. We raised $63.1 million in net proceeds from our initial public offering. In February 2000, we raised $744.0 million in net proceeds from our secondary offering of our common stock and issuance of convertible subordinated notes. As of September 30, 2000, we had cash, cash equivalents, short-term investments and long-term investments totaling $590.6 million.

   Net cash used in our operating activities for the year ended September 30, 2000 was $161.4 million. The net cash used by operations was primarily due to working capital requirements and net losses, net of amortization of intangibles. Net cash used in investment activities was $530.9 million for the year ended September 30, 2000 and was comprised primarily of equipment purchases of $130.5 million, investments of $517.9 million, cash paid in the acquisition of Live On Line of $5.3 million, cash paid in the acquisition of SoftAware of $20.0 million and a $10.1 million increase in restricted cash, which were offset by proceeds from investments which matured of $146.8 million and cash acquired through business acquisitions of $6.1 million. Net cash provided by financing activities was approximately $825.9 million and was related primarily to the issuance of stock and notes of $834.6 million and an increase in the cash overdraft balance of $5.9 million, which were offset by repayments of debt and capital leases of $14.6 million.

   We had a $750,000 revolving line of credit with a commercial bank for the purpose of financing equipment purchases. The loan contained standard covenants including minimum working capital, minimum tangible net worth, debt to equity ratio and financial reporting requirements. Interest on borrowings thereunder accrued at the lender's prime rate plus 0.75% and was payable monthly. No further advances were permitted following October 18, 1997, and any outstanding amounts were payable on or before October 18, 2000. The line of credit expired in May 2000. We chose not to extend the term on this line of credit.

   We also had a $7.5 million revolving line of credit with a commercial bank, consisting of a revolving credit facility of up to $5 million and other facilities of up to $2.5 million. Advances under the line of credit were limited to a percentage of our recurring contract revenue. The loan contained standard covenants, including minimum working capital, minimum tangible net worth, debt to equity ratio and financial reporting requirements. Interest on borrowings under the revolving credit facility accrued at the lender's prime rate plus 0.25%, and was payable monthly. Under the terms of the equipment loan facilities, interest was charged at the lender's prime rate plus 0.75% and was payable monthly. These lines of credit expired in May 2000. We chose not to extend the terms on these lines of credit.

   Pursuant to the merger with Sandpiper, we assumed from Sandpiper a $1,000,000 line of credit with a bank. The line of credit has a variable rate of interest, based on the bank's prime rate plus 0.5%. At September 30, 2000, no amounts were extended under this facility. Pursuant to the merger with Sandpiper, we assumed from Sandpiper a promissory note with a financial institution in the amount of $84,000 at a stated interest rate of 7% per annum, principal and interest due monthly for 36 months and collateralized by equipment on August 31, 1998.

   In December 1999, Sun Microsystems agreed to provide $100 million of lease financing, subject to certain milestones, for the acquisition of equipment. As of September 30, 2000, $30 million of lease financing has been made available under this agreement. Total borrowings under this lease line were $1.8 million at September 30, 2000.

   In June 2000, Compaq Computer Corporation agreed to provide $50 million, which may be increased to $80 million under certain circumstances, of lease financing for the acquisition of equipment. We have not drawn any amounts under the financing agreement.

   In addition, we have several other lease lines of credit. Total borrowings under these other lease lines of credit were $18.4 million at September 30, 2000, of which $580,000 was assumed pursuant to the merger with Sandpiper.

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

  . our engaging in acquisitions or other strategic transactions; or

  . altering deployment of our network services or the schedule of our expansion plan.

   Other than the lease financing, we have no present commitments or arrangements assuring us of any future equity or debt financing, and there can be no assurance that any such equity or debt financing will be available to us on favorable terms, or at all. If we do not obtain additional financing, we believe that our existing cash resources will be adequate to continue expanding operations on a reduced scale.

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

   In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ended September 30, 2001. The Company has not completed its assessment but does not expect that the adoption of SAB 101 will have a material effect on our consolidated results of operations or financial position.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                              Risks related to us

We have a short operating history.

   Our limited operating history makes it difficult for us to predict future results of operations, and makes it difficult to evaluate us or our prospects. We were incorporated in 1994, and began offering our e-Business delivery network services in January 1997.

   We completed a merger with Sandpiper Networks, Inc. in December 1999, an acquisition of Live on Line, Inc. in January 2000 and an acquisition of SoftAware, Inc. in September 2000. Sandpiper commenced operations in December 1996 and introduced its service in September 1998, and therefore also has a limited operating history. Live On Line commenced operations and introduced its service in December 1995. SoftAware commenced operations and introduced its service in January 1994. The limited operating history of the combined company and the limited operating histories of Digital Island, Sandpiper, Live On Line and SoftAware as individual entities may limit your ability to evaluate our prospects and performance, due to:

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

We have incurred operating losses since our inception and expect continued operating losses for the foreseeable future.

   The revenue and income potential of our business and market is unproven. From inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. For the fiscal year ended September 30, 1999, our operating loss, negative cash flow from operations and net loss were $52.5 million, $39.7 million and $50.9 million, respectively. For the fiscal year ended September 30, 2000, our operating loss, negative cash flow from operations and net loss were $342.4 million, $161.4 million and $329.9 million, respectively.

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

Our quarterly results have varied significantly and we expect this to continue.

   We expect our revenues and operating results to vary significantly from quarter to quarter due to a number of factors, many of which we cannot control. These factors include the following:

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

   Because a relatively large portion of our expenses are fixed in the short-term, particularly with respect to telecommunications capacity, depreciation, real estate and interest expenses and personnel, our results of operations are particularly sensitive to fluctuations in revenues. Due to the foregoing, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. It is likely that, in some future quarters, our operating results may not meet the expectations of public market analysts and investors. In that event, the price of our common stock may fall and our ability to obtain additional financing may be impaired.

We must offer services priced above the overall cost of bandwidth, and any failure to do so would jeopardize our operating results.

   If we do not obtain adequate bandwidth capacity on acceptable terms and realize appropriate customer volume for such bandwidth, we will not achieve a positive gross margin. We purchase our bandwidth capacity on a fixed-price basis in advance of the sale of our services. We sell our services, by contract, on the basis of actual usage. Our bandwidth costs currently exceed our revenues from the sale of services, which results in negative gross profit.

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

   We expect that the cost of obtaining bandwidth for the transport of data over our network will decline over time as a result of, among other things, the large amount of capital currently being invested to build infrastructure. We expect the prices we charge for data transported over our network will also decline over time as a result of, among other things, the lower cost of obtaining bandwidth and existing and new competition in the markets we address. If we fail to accurately predict the decline in costs of bandwidth, are unable to sell our services at acceptable prices, or fail to offer additional services from which we can derive additional revenues, our revenues may decrease or fail to increase as anticipated, and our business and financial results will suffer.

We must retain and expand our customer base or else we will continue to be unprofitable.

   For the fiscal year ended September 30, 1999, we had contracts with 83 billing customers, of which one, E*TRADE, accounted for approximately 35% of our revenues. As of September 30, 2000, we had contracts with 949 customers of which 811 were deployed. E*TRADE accounted for approximately 24% of our revenues during the fiscal year ended September 30, 2000. We currently incur costs greater than our revenues and need to increase customer revenue to become profitable. If we are unable to retain or grow our customer base, we will not be able to achieve the economies of scale necessary to offset our fixed and variable operating costs. Our ability to attract new customers depends on a variety of factors, including:

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

   Our Internet content delivery service is highly complex and is designed to be deployed in very large and complex networks. Because of the nature of this service, we can only fully test it when it is fully deployed in very large networks with high traffic. We and our customers have from time to time discovered errors and defects during the deployment of our service. In the future, there may be additional errors and defects that may adversely affect our service. If we are unable efficiently to fix errors or other problems that may be identified in the future, we could experience:

  . loss of or delay in revenue;

  . loss of customers;

  . failure to attract new customers or achieve market acceptance;

  . diversion of development resources;

  . loss of reputation and credibility;

  . increased service costs; and

  . legal actions by our customers.

Future customer warranty claims based on service failures could exceed our insurance coverage.

   Our customer contracts currently provide a limited service level warranty related to the continuous availability of service 24 hours a day, seven days per week, except for certain scheduled maintenance periods. This warranty is generally limited to a credit consisting of free service for a specified period of time for disruptions in Internet transmission services. To date, we have incurred no material expense related to such service level warranty. Should we incur significant obligations in connection with system downtime, our liability insurance may not be adequate to cover such expenses. Although our customer contracts typically provide for no recovery with respect to incidental, punitive, indirect and consequential damages resulting from damages to equipment or disruption of service, in the event of such damages, we may be found liable, and such damages may exceed our liability insurance.

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

If we do not successfully increase the capacity of our network and data centers, demand for our services may decrease.

   Our network and data centers may not be able to serve expected customer levels or meet performance expectations and we may be unable to obtain additional network capacity from third-party suppliers or build or expand data centers. In addition, as customers' usage of bandwidth increases, we will need to make additional investments in our infrastructure to maintain adequate downstream data transmission speeds, the cost of which may be significant. Upgrading our infrastructure may cause delays or failures in our network. As a result, our network may be unable to achieve or maintain a sufficiently high capacity of data transmission which could significantly reduce demand for our services, reducing our revenues and adversely affecting our business.

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

   Our ability to meet our planned growth will require substantial cash resources. The timing and amount of future capital requirements may vary significantly depending on numerous factors including regulatory, technological, competitive and other developments in our industry. We do not expect to generate sufficient cash flow from operations in the near term. Accordingly, our ability to meet additional future capital needs will depend on future equity or debt financing, which we may not be able to obtain on satisfactory terms or at all. In addition, our credit agreements contain covenants restricting our ability to incur further indebtedness, and future borrowing instruments such as credit facilities and lease agreements are likely to contain similar or more restrictive covenants and will likely require us to pledge assets as security for borrowings thereunder.

Additional equity financing may not be available and/or may be dilutive to existing stockholders. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business and cause us to forego market opportunities, which could materially adversely affect our growth and ability to compete.

Rapid growth in our business could cause a significant strain on our business.

   The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. We expect that our customers increasingly will demand additional information and reports with respect to the services we provide. To handle these demands and enable future traffic growth, we must develop and implement an automated customer service system. In addition, if we are successful in implementing our marketing strategy, we also expect the demands on our network and data center infrastructure and technical support resources to grow rapidly. We expect that these demands will require investments in our infrastructure, the addition of new management personnel, the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. We may not be able to keep pace with such growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to manage growth effectively, our business and financial results will suffer.

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

   We are highly dependent on key members of our management and engineering staff. The loss of one or more of these individuals might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support work is critical to our success. If our business grows, we will also need to recruit a significant number of additional management, technical and other personnel. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. The loss of the services of any of our key employees, the inability to integrate new employees or our failure to attract or retain qualified personnel in the future in a timely manner could harm our business.

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

   Although we have pending patent applications with the United States Patent and Trademark Office with respect to our Footprint, as well as certain Internet technology acquired from SRI International, and were recently issued a U.S. patent with respect to TraceWare, we currently may not have sufficient patented technology to preclude or substantially inhibit competitors from entering our market. Moreover, none of our technology is patented abroad, although we do currently have international patent applications pending. We cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

   We have applied for (and in some instances, received) trademarks and service marks on certain terms and symbols that we believe are important for our business. In addition, we generally enter into confidentiality or license agreements with our employees and consultants and with our customers and corporations with whom we have strategic relationships, and we attempt to maintain control over access to and distribution of our software documentation and other proprietary information.

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

  . issue stock that would dilute the ownership of our stockholders;

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

   In addition to the risks inherent in the litigation with Akamai Technologies described in Item 3 above, our commercial success will also depend in part on our not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third party patents will require us to develop alternative technology, alter our products or processes, obtain licenses or cease activities that infringe on third party's intellectual property rights. If any such licenses are required, we may not be able to obtain such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer.

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

   We entered into strategic relationships with Sun Microsystems, Inc. and Inktomi Corporation in December 1999 to expand the global electronic business content delivery network through deployment of up to 5,000 Sun servers equipped with Inktomi's Traffic Server and Content Delivery Suite. We may not be successful in such an expansion. A termination of, or significant adverse change in our relationship with Sun or Inktomi could have a material adverse effect on our business.

   We entered into strategic relationship with Compaq Computer Corporation, Intel Corporation and Microsoft Corporation in June 2000 to extend our infrastructure and to provide broadcast-scale streaming media over the Internet. We may not be successful in such an extension of our infrastructure. A termination of, or significant adverse change in our relationship with Compaq, Intel or Microsoft could have a material adverse effect on our business.

Risks Related To The SoftAware Merger.

   If we do not successfully integrate SoftAware's operations and personnel or effectively manage the combined company, we may not achieve the benefits of the merger and may lose key personnel and customers.

   We undertook the merger with the expectation that the merger will result in significant benefits. Achieving the benefits of the merger depends on the timely, efficient and successful execution of a number of post-merger events, including the current efforts to integrate the operations and personnel of SoftAware. We will need to overcome significant obstacles, however, in order to realize any benefits or synergies from the merger. The successful execution of these post-merger events will involve considerable risk and may not be successful.

   Our business may be adversely affected as a result of the SoftAware merger if:

  . the integration of Digital Island and SoftAware is unsuccessful;

  . Digital Island does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

  . the effect of the merger on Digital Island's financial results is not consistent with the expectations of financial or industry analysts.

   Our failure to complete the integration successfully could also result in the loss of key personnel and customers. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues.

                         Risks Related to Our Industry.

Competition in our industry is intense and growing and we may be unable to compete effectively.

   Our market is highly competitive and fragmented. Our competitors include companies such as AboveNet Communications, Adero, Akamai, AT&T, XO Communications, Digex, Exodus Communications, Genuity, iBeam, InterNAP, MCI WorldCom and Qwest. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Some of our current and potential competitors have the financial resources to withstand substantial price competition, and many may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors with more extensive customer bases, broader customer relationships and broader industry alliances may be able to use such resources to their advantage in competitive situations, including relationships with many of our current and potential customers. In particular, certain competitors have strategic alliances with entities that have entered into similar alliances with us, including Microsoft.

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

   We face competition, and in the future may face additional competition, from providers of Internet content delivery services, including networking hardware and software manufacturers, content distribution providers, traditional hardware manufacturers, telecommunications providers, software database companies, and large diversified software and technology companies. Some of these competitors may bundle their services with other software or hardware in a manner that may discourage website owners from purchasing our services or Internet service providers from installing our servers. In addition, if those third party telecommunications providers upon which we are currently dependent for transmission capacity determine to compete with us in the Internet content delivery market, their refusal to provide us with capacity, could result in a degradation or termination of service to certain of our customers. As a result, we could lose customers or generate reduced revenue from such customers, and our business and financial results could suffer.

   In addition, no assurances can be given that the Internet content delivery market will develop in a way that we currently anticipate. For example, while we currently intend to offer our customers the most comprehensive solution available in the marketplace today, there currently exists an array of competitors that offer partial solutions to the problems that we address or intend to address, and a number of these companies have been and are likely to continue to be quite successful. To the extent Internet service providers utilize other technology that reduces the need for content delivery solutions, demand for our services could decrease.

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

   The law relating to the liability of online services companies and Internet access providers for communications and commerce carried on or disseminated through their networks is currently unsettled. The United States Congress has already enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union issued a directive in December 1997 that required member states to initiate the process for the adoption of privacy regulations by October 1998. The European Union is also currently considering copyright legislation that may extend the right of reproduction held by copyright holders to include the right to make temporary copies for any reason. It is possible that claims could be made against online services companies and Internet access providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature of the data or the content of the materials disseminated through their networks. Several private lawsuits seeking to impose such liability upon online services companies and Internet access providers are currently pending.

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

   We market and sell our network services and products in the United States and internationally. While the United States currently represents the majority of our revenues, we expect the percentage of our international sales to increase over time and expect to commit significant resources to expand our international sales and marketing activities throughout fiscal year 2001. However, we may not be able to successfully market, sell, deliver and support our networking services and products internationally. We presently conduct international sales through local subsidiaries in the United Kingdom, Switzerland, Germany, the Netherlands, Japan, Malaysia and China and through distributor relationships with third parties in countries where we have no physical presence. Our failure to manage our international operations effectively could limit the future growth of our business, increase our costs, lengthen our sales cycle and require significant management attention.

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

  . potentially adverse tax consequences, including restrictions on the repatriation of earnings due to unfavorable changes in tax laws or our physical presence in foreign countries; and

  . the risks related to the global economic turbulence.

   Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the Internet and technologies used on the Internet that are more strict than those currently in force in the United States. Furthermore, there is an on-going debate in Europe as to the regulation of certain technologies we use, including caching and mirroring. That debate could result in a directive relating to the reform of copyright laws in the European Community which may, if made into law, restrict caching and mirroring. Any or all of these factors could cause our business and prospects to suffer.

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

   Although to date, substantially all of our customers have paid for our services in U.S. dollars, we currently pay some of our suppliers in foreign currencies, which subjects us to currency fluctuation risks. For fiscal 1998, fiscal 1999 and fiscal 2000, costs denominated in foreign currencies were nominal and we had insignificant foreign currency losses during those periods. However, we believe that in the future an increasing portion of our revenues and costs will be denominated in foreign currencies. In particular, as the Euro has been introduced, we expect that an increasing portion of our international sales may be Euro-denominated. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

Government regulation and legal uncertainties could limit our business or slow our growth.

   Our services include the transmission of data over public telephone lines. These transmissions are subject to the regulatory authority of the Federal Communications Commission and the state public utility commissions although, to date, neither has elected to exercise such authority. Our services could be affected by changes in federal and state law or regulation in the telecommunications arena, and the Internet in particular. Such changes could directly or indirectly affect our costs, limit usage or subscriber-related information, and increase the likelihood or scope of competition from telecommunications companies.

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

  . increasing our vulnerability to general adverse economic and industry factors;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop global network and related services and sell such services in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As substantially all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our foreign exchange risks. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our investments, we have concluded there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning our directors appearing under the caption "Proposal 1--Election of Directors" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on February 28, 2001, is incorporated herein by reference.

Executive Officers

   The following table sets forth the names and ages of our executive officers as of October 31, 2000.

 Name                     Age Position
 ----                     --- --------

 Ruann F. Ernst..........  54 Chief Executive Officer and Chairman of the Board
                              of Directors

 Leo S. Spiegel..........  39 President and Director

 T.L. Thompson...........  54 Chief Financial Officer

 Charles Picasso.........  59 Chief Operating Officer

 Chris Albinson..........  33 Vice President of Corporate Development

 Howard Lasky............  48 Vice President, General Counsel and Secretary

 Tim Wilson..............  41 Vice President of Marketing and International
                              Sales

   Ruann F. Ernst has served as Chairman of the Board since December 1999 and as Chief Executive Officer and as a director since June 1998. She was President from June 1998 until the closing of the Sandpiper merger in December 1999. Prior to joining Digital Island, Ms. Ernst served with Hewlett Packard, a computer equipment and services company, for approximately ten years, most recently as general manager of the Financial Services Business Unit. Ms. Ernst has also served as Director, Medical Computing Services Division and Assistant Professor, Medicine and Computer Science at The Ohio State University and as a Congressional Fellow in the Office of Technology Assessment. Ms. Ernst serves on the Board of Directors of The Institute for the Future, Phoenix International and Advanced Fibre Communications, Inc. Ms. Ernst holds a B.S. in Mathematics, a Masters Degree in Computer Science and a Ph.D. in Technology and Organizational Change from The Ohio State University.

   Leo S. Spiegel has served as President since December 1999 and previously served as Sandpiper's President and Chief Executive Officer and as a director of Sandpiper since January 1998. From February 1996 to January 1998, Mr. Spiegel served as Senior Vice President and Chief Technology Officer of Donnelley Enterprise Solutions, Inc., an information management firm. From June 1995 to February 1996, Mr. Spiegel served as a Senior Vice President of Donnelley Business Services, a subsidiary of R.R. Donnelley and Sons Company. From May 1991 to June 1995, Mr. Spiegel was the Executive Vice President and Chief Technology Officer of LANSystems, a network utilities software developer and international systems integration firm which he co-founded. Mr. Spiegel holds a B.A. from the University of California, San Diego.

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

   Charles Picasso has served as Chief Operating Officer since September 2000. From 1999 to 2000, Mr. Picasso served as President at CDI Information Technology Services. From 1996 to 1998, he served as Senior Vice President, Worldwide Professional Services Unit, at NCR Corporation/AT&T Global Solution. From 1995 to 1996, he served as President and Chief Executive Officer of AT&T Istel, AT&T Solutions

Europe. Prior to that position, he served as Vice President, European and Asian Operations with Control Data Corp. in London, and as President and CEO of the Concept Group in Paris. Prior to that, Picasso worked at Prime Computer, Inc. and Xerox Corp., including senior management positions in sales and marketing. He served on the Advisory Board of the College of Engineering, Wright State University in Ohio. He graduated from the University of Sciences at Montpellier in France with a degree in computer science.

   Chris Albinson has served as Vice President of Corporate Development since September 1999. From 1993 to August 1999 Mr. Albinson served as Assistant Vice President at Newbridge Networks Corp., manufacturer of digital electronic network products. Mr. Albinson holds an M.B.A. from the University of Western Ontario.

   Howard Lasky has served as Vice President, General Counsel and Secretary since March 2000. From 1997 through March 2000, Mr. Lasky was a partner and from 1988 through 1997 an associate at the law firm of Howard, Rice, Nemerovski, Canady, Falk and Rabkin.

   Tim Wilson has served as Vice President of Marketing since March 1998. From December 1996 to March 1998, Mr. Wilson served as General Manager within the Business Communications Systems Division of Lucent Technologies, a telecommunications equipment supplier. Mr. Wilson also served as Executive Director and General Manager of the Business Communications Systems Division of AT&T Australia from November 1994 to December 1996. Mr. Wilson holds a B.A. in Physics from Bowdoin College and an M.B.A. from the Fuqua School of Business at Duke University.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing under the caption "Executive Compensation" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on February 28, 2001, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing under the caption "Beneficial Ownership" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on February 28, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing under the caption "Certain Transactions" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on February 28, 2001, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this Report:

                                                                           Page
                                                                           ----
1.Financial Statements.

  Report of Independent Accountants......................................  F-2
  Consolidated Balance Sheets--As of September 30, 2000 and 1999.........  F-3
  Consolidated Statements of Operations--For the Three Year Period Ended
   September 30, 2000....................................................  F-4
  Consolidated Statements of Stockholders' Equity--For the Three Year
  Period Ended September 30, 2000........................................  F-5
  Consolidated Statements of Cash Flows--For the Three Year Period Ended
   September 30, 2000....................................................  F-6
  Notes to Consolidated Financial Statements.............................  F-7

2. Financial Statement Schedule. The following Financial Statement
   Schedule of the Registrant is filed as part of this report:

  Schedule II--Valuation and Qualifying Accounts.........................  S-2
  All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
  2.1(A) Agreement and Plan of Reorganization dated as of October 24, 1999 by and among the Registrant, Beach Acquisition Corp. and Sandpiper
         Networks, Inc.

  2.2(B) Agreement and Plan of Merger, dated as of January 18, 2000, by and among Digital Island, Inc., LOL Acquisition Corp., the Stockholders of
         Live On Line, Inc. and Live On Line, Inc.

  2.3(C) Agreement and Plan of Reorganization dated as of July 17, 2000 by and among the Registrant, Ocean Acquisition Corp. and SoftAware Networks,
         Inc.

  3.1(A) The Registrant's Restated Certificate of Incorporation

  3.2(A) The Registrant's Restated Bylaws

  4.1(A) Form of Specimen Certificate for the Registrant's Common Stock

  4.2(A) Amended and Restated Investors' Rights Agreement by and among the
         Registrant and various investors

  4.3(A) Amendment No. 1 to the Amended and Restated Investors' Rights
         Agreement

  4.4(D) Amendment No. 2 to the Amended and Restated Investors' Rights
         Agreement

  4.5(B) Registration Rights Agreement, by and among Registrant and certain former stockholders of Live On Line.

  4.6(B) Registration Rights Agreement, by and between Registrant and SRI
         International.

  4.7(E) Registration Rights Agreement, by and between Registrant and Kinetech


  4.8(F) Form of Indenture

 10.1(A) 1997 Stock Option Agreement

 10.2(A) 1998 Stock Option/Stock Issuance Agreement

 10.3(A) 1999 Stock Incentive Plan

 10.4(A) 1999 Employee Stock Purchase Plan

 Exhibit
  Number                              Exhibit Title
 -------                              -------------
 10.5(A)  Form of Indemnification Agreement for Officers and Directors

 10.6 Employment Agreement between the Registrant and Ruann F. Ernst, as amended and restated.

 10.7(A)  Employment Agreement between the Registrant and Timothy M. Wilson

 10.8(A)  Employment Agreement between the Registrant and Paul Evenson

 10.9(A)  Employment Agreement between the Registrant and Leo S. Spiegel

 10.10(A) Employment Agreement between the Registrant and Andrew Swart

 10.11(A) Employment Agreement between the Registrant and David Farber

 10.12(D) Employment Agreement between the Registrant and Howard Lasky

 10.13    Employment Agreement between the Registrant and Charles Picasso

 10.14    Employment Agreement between the Registrant and Chris Albinson

 10.15    Employment Agreement between the Registrant and T. L. Thompson

 10.16(A) Note Secured by Stock Pledge Agreement by Ruann F. Ernst to
          Registrant

 10.17    Note Secured by Deed of Trust by Charles Picasso to Registrant

 10.18    Promissory Note by Charles Picasso to Registrant

 10.19(A) Lease between the Registrant and Bishop Street Associates

 10.20(A) Lease between the Registrant and Forty-Five Fremont Associates

 10.21    Lease between the Registrant and Ogden Properties Limited

 10.22    Lease between the Registrant and Corporate Technology Centre
          Associates, LLC

 10.23    Lease between the Registrant Telehouse International Corporation of
          America

 10.24    Lease for between the Registrant and Cousins/Myers II, LLC

 10.25    Global Master Lease and Financing Agreement, by and between the
          Company and Compaq Financial Services Corporation

 10.26    Master Lease Line of Credit and Warrant Agreement, between the
          Company and Sun Microsystems Finance

 10.27    2000 Supplemental Stock Option Plan

 10.28    Lease between the Registrant and CB Parkway Business Center VI, Ltd.

 10.29    Lease between the Registrant and Refuge Assurance

 10.30    Lease between the Registrant and Vanderbilt Holdings, LLC

 10.31    Lease between the Registrant and E/Shelter GmbH & Co. KG

 21.1     Subsidiaries of Registrant

 23.1     Consent of Independent Accountants

 24.1     Power of Attorney (see signature page to Form 10-K)

 27.1     Financial Data Schedule

--------
(A) Incorporated by reference to Exhibits of the Registrant's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on December 9, 1999.
(B) Incorporated by reference to Exhibits of the Registrant's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on July 17, 2000.

(C) Incorporated by reference to Exhibits of the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2000.
(D) Incorporated by reference to Exhibits of the Registrant's Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2000.
(E) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on October 20, 2000.
(F) Incorporated by references to Exhibits to the Registrant's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on January 21, 2000.

   (b) Reports on Form 8-K

   The Company filed 3 reports on Form 8-K during the fourth quarter ended September 30, 2000. Information regarding the items reported on is as follow:

     July 6, 2000

   The Company announced its strategic alliance with Compaq Computer Corporation, Intel Corporation and Microsoft Corporation.

     July 19, 2000

   The Company announced the signing of the execution of the merger agreement with SoftAware Networks, Inc.

     September 22, 2000

   The Company announced the completion of the acquisition of SoftAware Networks, Inc.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Digital Island, Inc.
Date: December 29, 2000

                                               /s/ Ruann F. Ernst
                                          By: _________________________________
                                             Ruann F. Ernst, Chief Executive
                                             Officer and Chairman of the Board
                                             of Directors
                                             (Principal Executive Officer)

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ruann F. Ernst             Chief Executive Officer    December 29, 2000
______________________________________  and Director (Principal
            Ruann F. Ernst              Executive Officer)

        /s/ T.L. Thompson              Chief Financial Officer    December 29, 2000
______________________________________
            T.L. Thompson

        /s/ Leo S. Spiegel             President and Director     December 29, 2000
______________________________________
            Leo S. Spiegel

         /s/ Charlie Bass              Director                   December 29, 2000
______________________________________
             Charlie Bass

      /s/ Christos Cotsakos            Director                   December 29, 2000
______________________________________
          Christos Cotsakos

      /s/ Marcelo A. Gumudo            Director                   December 29, 2000
______________________________________
          Marcelo A. Gumucio

                                       Director
______________________________________
          G. Bradford Jones

                                       Director
______________________________________
           Shahan Soghikian

                              DIGITAL ISLAND, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.........................................  F-2

Consolidated Balance Sheets...............................................  F-3

Consolidated Statements of Operations.....................................  F-4

Consolidated Statements of Stockholders' Equity...........................  F-5

Consolidated Statements of Cash Flows.....................................  F-6

Notes to Consolidated Financial Statements................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Island, Inc. and Subsidiaries:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Digital Island, Inc. and Subsidiaries at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

San Francisco, California
November 10, 2000

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              September 30,
                                                           --------------------
                                                             1999       2000
                                                           --------  ----------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................  $ 43,315  $  176,929
  Investments............................................    31,691     289,458
  Accounts receivable, net of allowance of $380 and
   $2,329, respectively..................................     3,557      21,298
  Inventory..............................................       --          554
  Restricted cash........................................       763      10,838
  Prepaid expenses and other.............................     1,825      22,785
                                                           --------  ----------
    Total current assets.................................    81,151     521,862
Investments..............................................        --     124,213
Property and equipment, net..............................    25,273     166,766
Goodwill, net of accumulated amortization of $0 and
 $141,462, respectively (Note 3).........................       --    1,119,174
Intangible assets, net of accumulated amortization of $18
 and $19,456, respectively (Note 3)......................       147     170,080
Unamortized convertible note issuance costs..............       --        9,695
Other assets.............................................     1,077       4,336
                                                           --------  ----------
    Total assets.........................................  $107,648  $2,116,126
                                                           ========  ==========
           LIABILITIES AND STOCKHOLDERS EQUITY
           -----------------------------------
Current liabilities:
  Bank borrowings .......................................  $    801  $      --
  Capital lease obligations..............................     3,916      10,159
  Accounts payable.......................................     8,621      32,325
  Accrued liabilities....................................     4,931      21,852
  Cash overdraft.........................................     3,058       8,922
  Interest payable.......................................       --        2,588
  Deferred revenue.......................................       318       2,605
                                                           --------  ----------
    Total current liabilities............................    21,645      78,451
Bank borrowings less current portion.....................       314         --
Convertible notes........................................       --      345,000
Capital lease obligations, less current portion..........     6,061      10,077
Deferred revenue.........................................       410         --
Other liabilities........................................       --          613
                                                           --------  ----------
    Total liabilities....................................    28,430     434,141
                                                           --------  ----------
Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock, $0,001 par value:
  Authorized: 10,000,000 shares in 1999 and 2000; no
   shares issued and outstanding.........................       --          --
  Common stock, $0.001 par value:
  Authorized: 100,000,000 shares in 1999 and 2000: issued
   and outstanding: 35,941,727 shares in 1999 and
   79,683,686 shares in 2000.............................        36          80
Additional paid-in capital...............................   156,791   2,094,566
Deferred stock compensation..............................    (4,033)    (13,310)
Stockholder note receivable..............................      (514)     (2,264)
Common stock warrants....................................       --        5,850
Accumulated deficit......................................   (73,062)   (402,937)
                                                           --------  ----------
    Total stockholders' equity...........................    79,218   1,681,985
                                                           --------  ----------
      Total liabilities and stockholders' equity.........  $107,648  $2,116,126
                                                           ========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                Year Ended September 30,
                                             ---------------------------------
                                               1998        1999        2000
                                             ---------  ----------  ----------
Revenue....................................  $   2,343  $   12,431  $   59,055
Costs and expenses:
  Cost of revenue..........................      9,039      29,496     111,695
  Sales and marketing......................      4,847      16,010      50,901
  Product development......................      1,694       6,357      21,586
  General and administrative...............      2,845       6,595      24,450
  Depreciation.............................        547       3,235      27,572
  Amortization of intangible assets........        --           18     162,623
  Stock compensation expense...............        487       3,207       2,662
                                             ---------  ----------  ----------
    Total costs and expenses...............     19,459      64,918     401,489
                                             ---------  ----------  ----------
    Loss from operations...................    (17,116)    (52,487)   (342,434)
Interest income............................        482       2,040      26,286
Interest expense...........................      (128)       (494)    (13,571)
Other income (expense).....................        --            5       (140)
                                             ---------  ----------  ----------
    Loss before income taxes...............    (16,762)    (50,936)   (329,859)
Provision for income taxes.................          2           2          16
                                             ---------  ----------  ----------
    Net loss...............................  $ (16,764) $  (50,938) $ (329,875)
                                             =========  ==========  ==========
Basic and diluted net loss per share.......  $   (7.50) $    (4.58) $    (5.59)
                                             =========  ==========  ==========
Weighted average shares outstanding used in
 per share calculation.....................  2,236,452  11,127,462  58,996,935
                                             =========  ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                      Convertible
                       Preferred
                         Stock       Common Stock  Additional   Deferred   Stockholder Common                  Total
                     --------------- -------------  Paid-in      Stock        Note      Stock   Accumulated Stockholders
                     Shares   Amount Shares Amount  Capital   Compensation Receivable  Warrant    Deficit      Equity
                     -------  ------ ------ ------ ---------- ------------ ----------- -------  ----------- ------------
Balances September
30, 1997...........    7,000   $  7   2,216  $  2  $   11,586   $    --     $    --    $   29    $  (5,360)  $    6,264
Series C preferred
stock issued for
cash, net of
issuance costs of
$34................    4,283      4     --    --       14,739        --          --       --           --        14,743
Series D preferred
stock issued for
cash, net issuance
of cost of $33.....    2,023      2     --    --       10,583        --          --       --           --        10,585
Issuance of
stockholder note in
exchange for common
stock..............      --     --      183     1         110        --         (110)     --           --             1
Common stock issued
for professional
service............      --     --        6   --           18        --          --       --           --            18
Common stock issued
for cash upon
exercise of
options............      --     --      115   --          156        --          --       --           --           156
Deferred
compensation in
connection with
issuance of stock
options............      --     --      --    --        1,990     (1,990)        --       --           --           --
Amortization of
deferred
compensation.......      --     --      --    --          --         487         --       --           --           487
Net loss...........      --     --      --    --          --         --          --       --       (16,764)     (16,764)
                     -------   ----  ------  ----  ----------   --------    --------   ------    ---------   ----------
Balances, September
30, 1998...........   13,306     13   2,520     3      39,182     (1,503)       (110)      29      (22,124)      15,490
Series E preferred
stock issued for
cash, net of
issuance cost of
$2,539.............   11,765     12     --    --       47,450        --          --       --           --        47,462
Common stock issued
for cash upon
exercise of
options............      --     --      829     1         964        --          --       --           --           965
Deferred
compensation in
connection with
issuance of stock
options............      --     --      --    --        5,737    (5,737)         --       --           --           --
Amortization of
deferred
compensation ......      --     --      --    --          --       3,207         --       --           --         3,207
Issuance of
stockholder note in
exchange for common
stock..............      --     --      349   --          286        --         (286)     --           --           --
Common stock issued
for cash upon
exercise of
warrants...........      --     --       95   --           38        --          --       (29)         --             9
Additional shares
of Series D
preferred stock
issued upon
convension.........      178    --      --    --          --         --          --       --           --           --
Conversion of
preferred stock ...  (25,249)  (25)  25,249    25         --         --          --       --           --           --
Issuance of common
stock in public
offering, net of
issuance costs of
$5,858.............      --     --    6,900     7      63,134        --          --       --           --        63,141
Notes issued to
officers in
exchange for cash..      --     --      --    --          --         --         (228)     --           --          (228)
Repayment of
stockholder note...      --     --      --    --          --         --          110      --           --           110
Net loss...........      --     --      --    --          --                     --       --       (50,938)     (50,938)
                     -------   ----  ------  ----  ----------   --------    --------   ------    ---------   ----------
Balances September
30, 1999...........      --     --   35,942    36     156,791     (4,033)       (514)     --       (73,062)      79,218
Common stock issued
for cash upon
exercise of
options............      --     --    1,327     1       2,390        --          --       --           --         2,391
Common stock issued
for cash upon
purchase of shares
under the employee
stock purchase
plan...............      --     --      305     1       2,979        --          --       --           --         2,980
Common stock issued
in exchange for
fixed assets.......      --     --      286   --        9,965        --          --       --           --         9,965
Common stock issued
in connection with
Sandpiper Networks
acquisition........      --     --   24,559    25     967,609        --          --       --           --       967,634
Common stock issued
in connection with
Live-on-Line
acquisition........      --     --      800     1      65,878        --          --       --           --        65,879
Common stock issued
in connection with
SoftAware
acquisition........      --     --    9,302     9     392,367        --          --       --           --       392,376
Issuance of common
stock in public
offering, net of
issuance costs of
$20,237............      --     --    4,014     4     409,293        --          --       --           --       409,297
Issuance of common
stock to strategic
alliance partners
net of issuance
costs of $91.......      --     --    3,104     3      85,906        --          --       --           --        85,909
Common stock issued
pursuant to a
settlement
agreement..........      --     --       45   --        1,388        --          --       --           --         1,388
Warrants issued in
connection with a
co-location
agreement..........      --     --      --    --          --         --          --     2,785          --         2,785
Warrants issued in
connection with a
line of credit
agreement..........      --     --      --    --          --         --          --     3,065          --         3,065
Deferred
compensation in
connection with
SoftAware
acquisiton.........      --     --      --    --          --     (11,939)        --       --           --       (11,939)
Amortization of
deferred
compensation.......      --     --      --    --          --       2,662         --       --           --         2,662
Stockholder notes
in exchange for
common stock in
connection with
SoftAware
acquisition .......      --     --      --    --          --         --       (1,847)     --           --        (1,847)
Repayment of
stockholder note...      --     --      --    --          --         --           86      --           --            86
Forgiveness of
stockholder note...      --     --      --    --          --         --           11      --           --            11
Net loss...........      --     --      --    --          --         --          --       --      (329,875)    (329,875)
                     -------   ----  ------  ----  ----------   --------    --------   ------    ---------   ----------
Balances September
30, 2000...........      --    $--   79,684   $80  $2,094,566   $(13,310)   $(2,264)   $5,850    $(402,937)  $1,681,985
                     =======   ====  ======  ====  ==========   ========    ========   ======    =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Year Ended September 30,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  --------  ----------
Cash flows from operating activities:
 Net loss                                       $(16,764) $(50,938)  $(329,875)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization.................      547     1,735     190,180
 Amortization of capital lease obligations.....      263     1,507         951
 Stock compensation expense....................      487     3,207       2,662
 Bad debt expense..............................      111       472       2,244
 Amortization of discounts on investments......     (227)     (817)     (5,935)
 Common stock issued pursuant to a settlement
  agreement....................................       18       --        1,388
 Loss on disposal of property and equipment....        2         5         --
 Change in operating assets and liabilities:
  Accounts receivable..........................     (700)   (3,367)    (16,571)
  Inventory....................................       --        --         326
  Prepaid expenses and other...................      (98)   (1,673)    (21,875)
  Deferred offering costs......................     (132)      132         --
  Other assets.................................      (68)   (1,138)     (1,014)
  Accounts payable ............................      486     6,213      13,383
  Accrued liabilities..........................      394     4,215      (1,447)
  Deferred revenue.............................        2       717         984
  Interest payable.............................      --        --        2,588
  Other liabilities............................      --        --          613
                                                --------  --------  ----------
   Net cash used in operating activities.......  (15,679)  (39,730)   (161,398)
                                                --------  --------  ----------
Cash flows from investing activities:
 Purchases of property and equipment...........   (1,234)  (14,337)   (130,523)
 Proceeds from maturities of investments.......    5,600    31,478     146,787
 Decrease (increase) in restricted cash........      121      (500)   (10,075)
 Business acquisitions. net of cash acquired...      --        --      (19,136)
 Purchases of investments......................  (13,513)  (52,229)   (517,932)
                                                --------  --------  ----------
   Net cash used in investing activities.......   (9,026)  (35,588)   (530,879)
                                                --------  --------  ----------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock,
  net..........................................   25,328    47,462         --
 Proceeds from issuance of common stock, net...      156    64,115     500,574
 Proceeds from bank borrowings.................      647       532         --
 Repayments of bank borrowings.................     (199)     (570)     (5,699)
 Repayments of capital lease obligations.......     (100)   (1,557)     (9,004)
 Repayment of stockholder note.................      --        110          97
 Issuance of notes to officers.................      --       (228)        --
 Proceeds from issuance of convertible notes,
  net..........................................      --        --      334,059
 Cash overdraft................................      --      3,058       5,864
                                                --------  --------  ----------
   Net cash provided by financing activities...   25,832   112,922     825,891
                                                --------  --------  ----------
     Net increase in cash and cash
      equivalents..............................    1,127    37,604     133,614
   Cash and cash equivalents, beginning of
    period.....................................    4,584     5,711      43,315
                                                --------  --------  ----------
Cash and cash equivalents, end of period....... $  5,711  $ 43,315  $  176,929
                                                ========  ========  ==========
Supplemental disclosures of cash flow
 information:
 Cash paid for interest........................ $    129  $    494  $   10,983
                                                ========  ========  ==========
 Cash paid for income taxes.................... $      2  $      2  $       16
                                                ========  ========  ==========
Supplemental schedule of noncash investing and
 financing activities:
 Common stock issued pursuant to a settlement
  agreement.................................... $     18  $     --  $    1,388
                                                ========  ========  ==========
 Receivable on bank borrowings................. $    532  $     --  $      --
                                                ========  ========  ==========
 Conversion of preferred stock into common
  stock........................................ $    --   $     25  $      --
                                                ========  ========  ==========
 Note receivable issued in exchange for common
  stock........................................ $    110  $    286  $      --
                                                ========  ========  ==========
 Capital lease obligations for equipment....... $  2,406  $  9,227  $   16,267
                                                ========  ========  ==========
 Fixed asset acquired in exchange for stock.... $    --   $    --   $    7,965
                                                ========  ========  ==========
 Patent acquired in exchange for stock......... $    --   $    --   $    2,000
                                                ========  ========  ==========
 Acquisition of subsidiaries in exchange for
  stock........................................ $    --   $    --   $1,425,892
                                                ========  ========  ==========
 Long-term bank borrowings assumed from
  SoftAware acquisition........................ $    --   $    --   $    4,500
                                                ========  ========  ==========
 Warrants issued in exchange for services...... $    --   $    --   $    2,785
                                                ========  ========  ==========
 Warrants issued under financing arrangements.. $    --   $    --   $    3,065
                                                ========  ========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

   Digital Island, Inc. and Subsidiaries (the Company) offers a global Internet protocol applications network designed to deploy business-critical applications worldwide. The Company also offers services such as network management and application services to customers deployed on its network. The Company was incorporated in February 1994 under the name Smartvision, Inc. Together, these services provide a product offering that enables multinational corporations to reach end users in worldwide local markets.

2. Summary of Significant Accounting Policies:

 Principles of Consolidation:

   The accompanying consolidated financial statements ot the Company include the accounts of Digital Island, Inc. and its wholly-owned subsidiaries, Sandpiper Networks, Inc., Live On Line, Inc., SoftAware, Inc., Digital Island B.V., Digital Island Ltd., Digital Island (Europe) SA, Digital Island (Hong
Kong), Ltd., Digital Island (Japan) KK and Digital Island GmbH, (collectively, "Digital Island"). All intercompany accounts and transactions are eliminated in consolidation.

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

 Revenue Recognition:

   Revenues are comprised primarily of bandwidth charges, equipment co-location and storage fees, professional services, streaming events, equipment sales and one-time fees for installation if required to provide services. Bandwidth charges are billed and recognized monthly based on customer usage. Professional services and fees for streaming events are billed and recognized as the related services are performed. Equipment sales are recognized when the equipment is delivered. All other revenues are based on flat-rate monthly charges and recognized as the related services are performed. Installation fees are generally paid in advance, and are recognized ratably over the term of the related contract, generally one to three years.

 Computation of Historical Net Loss Per Share:

   In accordance with Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share", basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as if converted method for convertible preferred stock or the treasury stock method for options and warrants.

   Diluted net loss per share for the years ended September 30, 1998, 1999 and 2000 does not include the effect of 2,993,765, 3,847,569, and 11,475,880 stock options, respectively, and 95,000, 0, and 120,393 common stock warrants, respectively, or 13,305,657, 0, and 0 shares of convertible preferred stock on an "as if converted" basis, respectively, as the effect of their inclusion is antidilutive during each period.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

 Cash and Cash Equivalents:

   Cash and cash equivalents are stated at cost, which approximates fair value. The Company includes in cash equivalents all highly liquid investments that mature within three months of their purchase date.

 Fair Value of Financial Instruments:

   The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

   The Company estimates the fair value of the convertible notes using those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At September 30, 2000, the estimated fair value of the convertible notes approximated carrying value.

 Investments:

   Investments in marketable securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified as "held to maturity," "available for sale" or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company has the intent and the ability to hold debt investments until maturity. Therefore, all such investments are classified as held to maturity investments and carried at amortized cost in the accompanying consolidated financial statements.

   The Company's investments in marketable securities consist of the following (in thousands):

                                         September 30, 1999  September 39, 2000
                                        -------------------- ------------------
                                        Amortized            Amortized   Fair
                                          Cost    Fair Value   Cost     Value
                                        --------- ---------- --------- --------
   Corporate debt securities...........  $31,691   $31,683   $271,931  $271,994
   Government treasury and agency .....      --        --     140,790   140,901

   The Company has made minority investments in preferred stock of technology companies. None of these investments represent an ownership exceeding 10% and the Company does not have the ability to exercise significant influence over the operating activities of the investees. The Company carries these investments at the lower of cost or market. The cost of these investments was $950,000 at September 30, 2000.

 Inventory:

   Inventory is stated at the lower of cost (first-in, first-out) or market. All inventory is classified as raw materials.

 Restricted Cash.

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

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

 Property and Equipment:

   Property and equipment are recorded at cost and depreciated using the straight-line method over their useful lives. Equipment recorded under capital leases is amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset. Network and communications equipment is depreciated over five years, computer equipment and software is depreciated over three years, and furniture and fixtures are depreciated over seven years. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

 Long-lived Assets:

   The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

 Goodwill:

   Goodwill as of September 30, 1999 and 2000 was $0 and $1.1 billion, respectively. Goodwill is being amortized on a straight-line basis over its estimated useful life of 5 years. If it became probable that the projected future undiscounted cash flows of acquired assets were less than the carrying value of the goodwill, the Company would recognize an impairment loss in accordance with the provisions of SFAS 121.

   Amortization of goodwill, was $0, $18,000 and $141.5 million for the years ended September 30, 1998, 1999 and 2000, respectively. Goodwill has increased in the year ended September 30, 2000 due to the acquisitions of Sandpiper, Live On Line and SoftAware as discussed in Note 3.

 Intangible Assets:

   Intangible assets as of September 30, 1999 and 2000 were $147,000 and $170.1 million, respectively, and consist primarily of acquisition-related items and patents. Intangible assets are being amortized on a straight-line basis over their estimated useful lives of 5 years. Amortization of intangible assets was $0, $18,000 and $19.9 million for the years ended September 30, 1998, 1999 and 2000, respectively. Intangible assets have increased in the year ended September 30, 2000 due to the acquisitions of Sandpiper, Live On Line and SoftAware as discussed in Note 3.

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

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

 Software Development Costs:

   Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, (SFAS 86) "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility. To date, all such amounts have been insignificant, and accordingly, the Company has charged all such costs to research and development expenses.

 Deferred Revenues:

   Deferred revenues primarily represent advanced billings to customers, or installation fees paid by customers that are recognized ratably over the term of the related contract.

 Concentration of Credit Risk:

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary investments with four major financial institutions.

   The Company performs ongoing credit evaluations, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. For the year ended September 30, 1998, three customers accounted for approximately 13%, 20%, and 12%, respectively, of all revenue generated by the Company. For the year ended September 30, 1999, the same customers accounted for approximately 4%, 35%, and 4%, respectively, of all revenues generated by the Company, and 6%, 41%, and 3%, respectively, of accounts receivable at September 30, 1999. For the year ended September 30, 2000, the same customers accounted for approximately 1%, 24%, and 1%, respectively, of all revenues generated by the Company, and 2%, 11%, and 4%, respectively, of accounts receivable at September 30, 2000.

 Risks and Uncertainties:

   Factors that may materially and adversely affect the Company's future operating results include: demand for and market acceptance of the Company's products and services; introductions of products and services or enhancements by the Company and its competitors; competitive factors that affect our pricing; capacity utilization of the Digital Island Global IP applications network; reliable continuity of service and network availability; the ability and cost of bandwidth and our ability to increase bandwidth as necessary; the timing of customer installations; the mix of products and service introductions sold by the Company; customer retention; the timing and success of marketing efforts and product and service introductions by the Company; the timing and magnitude of capital expenditures, including costs relating to the expansion of operations; the timely expansion of its network infrastructure; fluctuations in bandwidth used by customers; the retention of key personnel; conditions specific to the Internet industry and other general economic factors; and new government legislation and regulation.

 Comprehensive Income:

   The Company has adopted the accounting treatment prescribed by Financial Accounting Statement No. 130, "Comprehensive Income." The adoption of this statement has had no impact on the Company's financial statements for the periods presented, as net loss equals comprehensive loss.

 Segment Information:

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES
companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not currently have any separately reportable operating segments.

   As of September 30, 2000, the Company had property and equipment of $140.7 million and $26.1 million located in the U.S.A. and in foreign locations, respectively. As of September 30, 1999, the Company had property and equipment of $20.9 million, $2.8 million and $1.6 million located in the U.S.A., United Kingdom and in other foreign locations, respectively. Due to the nature of the Company's business, it is difficult to determine the country in which revenues are sourced. Therefore, it is impracticable to report revenues by geographic segment.

 Reclassifications:

   Certain reclassifications have been made to the prior year balances in order to conform to the September 30, 2000 presentation.

 Recently Issued Accounting Pronouncements:

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

   In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ended September 30, 2001. The Company has not completed its assessment but does not expect that the adoption of SAB 101 will have a material effect on our consolidated results of operations or financial position.

3. Acquisitions:

   On December 28, 1999, the Company merged with Sandpiper Networks, Inc. (Sandpiper). The acquisition price included approximately 24.6 million shares of the Company's common stock with a fair market value of $857.0 million, 3.1 million vested and unvested stock options and warrants with a fair market value of $96.6 million and direct transaction costs of $14.0 million. The transaction was accounted for as a purchase and resulted in intangible assets of $2.0 million of assembled workforce. $121.1 million of core technology and $850.8 million of goodwill, which are being amortized on a straight-line basis over a period of 5 years.

   On January 18, 2000, the Company acquired Live On Line, Inc. (Live On Line). The acquisition price included 799,989 shares of the Company's common stock with a fair market value of $65.9 million and $5.2 million in cash. The transaction was accounted for as a purchase and resulted in intangible assets of $500,000 of assembled workforce, $3.1 million of core technology and $67.4 million of goodwill, which are being amortized on a straight-line basis over a period of 5 years. Had the acquisition occurred at the beginning of the fiscal year in which the acquisition was completed, or the beginning of the immediately preceding year, combined pro forma revenue and net income would not have been materially different from that currently being reported.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   On September 15, 2000, the Company acquired SoftAware, Inc. (SoftAware). The acquisition price included 9,301,892 shares of the Company's common stock with a fair market value of $390.5 million, 73,108 vested and unvested stock options with a fair market value of $3.0 million, $20.0 million in cash and estimated direct transaction costs of approximately $5.2 million. The fair value of the common stock options was estimated using the value of the underlying common stock of $41.98, risk-free interest rate of 5.8%, expected life of 4.5 years, expected dividend rate of 0% and volatility rate of 205%. The transaction was accounted for as a purchase and resulted in intangible assets of $44.0 million of customer relationship, $10.3 million of software and technology, $2.1 million of assembled workforce, $3.4 million of trademarks and tradenames, $343.2 million of goodwill and $11.9 million of deferred compensation. The acquired intangible assets will be amortized over their estimated useful lives of five years. Deferred compensation will be amortized over the remaining vesting terms of the related unvested common shares and unvested options using the amortization method under FIN 28.

   The following unaudited pro forma combined summary financial information is based on the historical consolidated results of operations of the Company, Sandpiper, and SoftAware as if the Sandpiper and SoftAware acquisitions had occurred as of the beginning of each year presented. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisitions had been effective as of the beginning of the years presented. Pro forma adjustments were applied to the respective historical financial statements to account for the Sandpiper and SoftAware acquisitions as purchases. Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill.

                                                               Pro Forma
                                                             September 30,
                                                          --------------------
                                                            1999       2000
                                                          ---------  ---------
                                                            (in thousands,
                                                                except
                                                          per-share amounts)
   Revenue............................................... $  19,306  $  73,232
   Net loss from operations.............................. $(350,018) $(537,698)
   Net loss.............................................. $(348,184) $(525,187)
   Basic and diluted net loss per share.................. $  (18.29) $   (7.69)

4. Property and Equipment:

   Property and equipment consists of the following (in thousands):

                                                                September 30,
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
   Network equipment and technology........................... $ 7,404 $ 66,180
   Communications equipment...................................     217    2,826
   Computer equipment and software............................   3,316   40,265
   Furniture, fixtures, and leasehold improvements............   6,339   59,262
   Equipment and fixtures under capital leases................  12,189   29,916
                                                               ------- --------
                                                                29,465  198,449
   Less accumulated depreciation and amortization.............   4,192   31,683
                                                               ------- --------
   Total property and equipment, net.......................... $25,273 $166,766
                                                               ======= ========

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

5. Income Taxes:

   For the years ended September 30, 1998, 1999, and 2000, the provision for income taxes consists of state taxes.

   The primary components of the net deferred tax asset are as follows (in thousands):

                                                              September 30,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
   Deferred tax asset:
     Net operating loss carryforwards, federal and state... $ 26,999  $ 95,725
     Accrued employee benefits.............................      274     1,031
     Sales tax.............................................        2       160
     Accounts receivable allowance.........................      152       932
     Deferred revenue......................................      267       --
                                                            --------  --------
     Deferred tax asset....................................   27,964    97,848

   Deferred tax liability:
     Property and equipment................................    1,628       807
     Intangible assets.....................................      --     67,174
                                                            --------  --------
     Deferred tax liability................................    1,628    67,981
                                                            --------  --------

   Net deferred tax asset..................................   26,066    29,867
   Less valuation allowance................................  (26,066)  (29,867)
                                                            --------  --------
                                                            $    --   $    --
                                                            ========  ========

   Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. The valuation allowance increased by $17.7 million in the year ended September 30, 1999 and increased by $3.8 million for the year ended September 30, 2000.

   The effective income tax rate differs from the statutory federal income tax rate primarily due to the Company's full valuation allowance against its deferred tax assets.

   At September 30, 2000, the Company had NOL carryforwards of approximately $257.8 million and $134.7 million for federal and state income tax purposes, respectively. These carryforwards expire beginning 2009 and 2002, respectively. Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of the NOLs are subject to limitations due to a greater than 50% change in the ownership of the Company which occurred during fiscal 2000.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

6. Bank Borrowings:

   Bank borrowings consist of (in thousands):

                                                                   September
                                                                      30,
                                                                  -------------
                                                                   1999   2000
                                                                  ------  -----
   Line of credit...............................................  $  230  $ --
   Revolving credit facility....................................     323    --
   Equipment term facility......................................     562    --
                                                                  ------  -----
                                                                   1,115    --
   Current maturities...........................................    (801)   --
                                                                  ------  -----
   Long-term bank borrowings....................................  $  314  $ --
                                                                  ======  =====

   On November 21, 1996, the Company entered into a revolving credit agreement (the Revolving Agreement) with a commercial lender. The aggregate credit under the Revolving Agreement was originally $250,000, and was increased to $750,000 on April 18, 1997. The Revolving Agreement expired in May 2000. At that time, the Company chose not to extend the term on this line of credit. Interest under the Revolving Agreement was 0.75% over the "Prime Rate" as announced from time to time by the lender. At September 30, 1999, the effective interest rate was 9.00% . The weighted average interest rates for the years ended September 30, 1999 and 2000, were 8.61%, and 9.23%, respectively. Under the terms of the Revolving Agreement, advances could be made for the purchase of equipment until October 18, 1997. At that date, the unpaid principal balance of equipment advances plus interest became payable over 36 months in equal installments. Outstanding borrowings under the Revolving Agreement at September 30, 1999 and 2000 were $323,000, and $0, respectively. All amounts outstanding related to advances for equipment purchases. All balances related to the Revolving Agreement were fully paid during the year ended September 30, 2000.

   On November 19, 1997, the Company entered into a loan agreement (the Loan Agreement) with the same commercial lender associated with the Revolving Agreement. Under the terms of the Loan Agreement, the Company was extended a $5 million line of credit, as well as an equipment loan term facility for $2.5 million. Any borrowings under this line of credit were collateralized by substantially all assets of the Company. Certain of the Loan Agreement's provisions restrict the ability of the Company to declare or pay any dividends while the credit agreement is in effect.

   Advances under the line of credit are limited to a percentage of the Company's recurring contract revenues, as defined in the Loan Agreement. The Loan Agreement contains certain standard covenants. Outstanding borrowings under the Revolving Agreement at September 30, 1999 and 2000 were $230,000 and $0, respectively. Interest on borrowings was charged at the lender's prime rate plus 0.25%, which was 8.50% at September 30, 1999. The weighted average interest rates for the years ended September 30, 1999 and 2000 were 8.13% and 8.95%, respectively. Advances under the line of credit could be repaid and reborrowed at any time until the maturity date of May 31, 2000. All balances related to this line of credit were fully paid during the year ended September 30, 2000.

   Under the terms of the equipment loan term facility, the Company had the ability to borrow up to $1.25 million for equipment purchases from November 19, 1997 to May 19, 1998 (Equipment Line A), as well as borrow an additional $1.25 million from February 1, 1998 to September 30, 1998 (Equipment Line B). At September 30, 1999 and 2000, $140,000 and $0, respectively, was outstanding related to advances made under Equipment Line A, and $422,000 and $0, respectively, was outstanding related to advances made under Equipment Line B. Interest on these borrowings were charged at the lender's prime rate plus 0.75%, which was 9.00% at September 30, 1999. The weighted average interest rates for the years ended September 30, 1999 and

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

2000 were 8.61% and 9.24%, respectively. Repayments of advances on Equipment Line A commenced on June 19, 1998, with the unpaid principal balance as of May 19, 1998, plus interest, being repaid in 36 equal monthly installments. Repayments of advances on Equipment Line B commenced on October 19, 1998 in 34 monthly installments of principal and interest. All balances related to the equipment loan term facility were fully paid during the year ended September 30, 2000.

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

   Upon the acquisition of Sandpiper, the Company assumed from Sandpiper a $1 million line of credit with a bank. The line of credit has a variable rate of interest, based on the bank's prime rate plus 0.5%. At September 30, 2000, no amounts were extended under this facility.

   Interest expense related to bank borrowings for the years ended September 30, 1998, 1999 and 2000 was $94,000, $123,000, and $257,000, respectively.

7. Convertible Notes:

   On February 23, 2000, the Company completed an offering of convertible subordinated notes. The Company issued convertible subordinated notes for net proceeds of approximately $334.3 million. The notes bear interest at a rate of 6% per annum, which is paid twice a year, on each February 15 and August 15. The notes mature on February 15, 2005. The notes are convertible into the Company's common stock at any time prior to the maturity date at a conversion price of approximately $131.61 per share. If notes are converted into shares of common stock, the holder will receive approximately 7.5 shares (subject to certain adjustments) for each $1,000 in notes that are converted. Interest expense related to convertible notes for the year ended September 30, 2000 was $12.1 million.

   Debt issuance costs related to the convertible notes are being amortized over the term of the notes. The amortized convertible note issuance costs at September 30, 1999 and 2000 was $0 and $9.7 million, respectively. Amortization of convertible note issuance costs was $0, $0 and $l.2 million, for the years ended September 30, 1998, 1999 and 2000, respectively.

8. Accrued Liabilities:

   Accrued liabilities consist of the following (in thousands):

                                                                 September 30,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
   Employee compensation........................................ $2,254 $ 5,629
   Fixed asset purchases........................................    --    9,591
   Other accrued liabilities....................................  2,677   6,632
                                                                 ------ -------
     Total...................................................... $4,931 $21,852
                                                                 ====== =======

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

9. Commitments and Contingencies:

 Leases:

   The Company leases office space under noncancelable operating leases expiring through September 2020. Rent expense for the years ended September 30, 1998, 1999, and 2000, was $715,000, $3.2 million, and $12.6 million, respectively.

   The Company also leases equipment and fixtures under capital leases agreements. At September 30, 1999 and 2000, $10.0 million and $20.2 million, respectively, had been borrowed and was outstanding.

   The Company's future minimum lease payments under noncancelable operating leases having an initial or remaining term of more than one year, and capital leases are as follows (in thousands):

   Year ending September                                     Operating Capital
   ---------------------                                     --------- --------
   2001..................................................... $ 20,938  $ 10,859
   2002.....................................................   25,583     7,895
   2003.....................................................   24,408     2,441
   2004.....................................................   22,031       --
   2005.....................................................   18,441       --
   Thereafter...............................................  141,706       --
                                                             --------  --------
   Total minimum lease payments............................. $253,107  $ 21,195
                                                             ========  ========
   Less amounts representing interest.......................                959
                                                                       --------
   Present value of minimum lease payments..................             20,236
   Less current portion of capital lease obligations........             10,159
                                                                       --------
   Long-term portion of capital lease obligations...........           $ 10,077
                                                                       ========

 Carrier Line Agreements:

   The Company has entered into various bandwidth capacity agreements with domestic and foreign carriers. These agreements are generally cancelable and provide for termination fees if cancelled by the Company prior to expiration.

 Litigation:

   In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the operations, cash flows, and financial position of the Company.

   On September 13, 2000, Akamai Technologies, Inc. ("Akamai") and Massachusetts Institute of Technology ("MIT") filed a Complaint in the U.S. District Court of Massachusetts (No. 00ev1181RWZ) alleging that the Company infringes U.S. Patent No. 6,108,703 (the "703 Patent"). Based on a preliminary investigation, the Company believes that it has meritorious defenses to Akamai and MIT's claim and intends to vigorously defend itself in any litigation that arises from this claim. In addition, because the Company believes that it was the first to invent the technologies claimed in the 703 Patent, it has instituted proceedings with the U.S. Patent and Trademark Office to confirm its ownership of any such inventions.

   On September 20, 2000, Akamai filed a Motion in U.S. District Court of Massachusetts requesting Leave to File A Second Amended Complaint in which it alleges that the Company infringes U.S. Patent No. 6,003,030 (the "030 Patent"), which Motion was granted by the Court. Based on a preliminary

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES
investigation, the Company believes that it has meritorious defenses to Akamai's claim and intends to vigorously defend itself in any litigation that arises from this claim. On October 18, 2000 Akamai and MIT filed a motion in the U.S. District Court of Massachusetts requesting that the Company be enjoined from offering for sale its Footprint 2.0 content delivery service. The Company believes that it has meritorious defenses to Akamai and MIT's request for preliminary injunctive relief and intends to vigorously oppose Akamai and MIT's request.

10. Earnings Per Share:

   The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (EPS):

                                              Years Ended September 30,
                                          ------------------------------------
                                             1998        1999         2000
                                          ----------  -----------  -----------
Numerator--Basic and Diluted EPS
  Net Loss (in thousands)................ $  (16,764) $   (50,938) $  (329,875)
                                          ==========  ===========  ===========
Denominator--Basic and Diluted EPS
  Weighted average Common Stock
   outstanding...........................  2,361,010   11,280,534   59,911,136
  Common Stock subject to repurchase.....   (124,558)    (153,072)    (914,201)
                                          ----------  -----------  -----------
  Total weighted average Common Stock
   outstanding...........................  2,236,452   11,127,462   58,996,935
                                          ==========  ===========  ===========
Basic and diluted loss per share......... $    (7.50) $     (4.58) $     (5.59)
                                          ==========  ===========  ===========

11. Stockholders' Equity:

   In June 1999, the Company completed its initial public offering (IPO) of 6,000,000 shares of its common stock. Subsequent to the IPO, the underwriters purchased an additional 900,000 shares to cover over-allotments. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses, was approximately $63.1 million. In conjunction with the IPO, all shares of Series A, B, C, D, and E convertible preferred stock were converted to common stock. Immediately prior to this conversion, an additional 178,138 shares of Series D preferred stock were issued in accordance with certain anti-dilution provisions. All of these additional shares were converted into common stock. In addition, all outstanding warrants were exercised prior to the IPO for 95,000 shares of common stock.

   In June 1999, the Company was reincorporated in the state of Delaware. Pursuant to the reincorporation, each share of common and preferred stock of the Company's California predecessor entity was exchanged for one share of common and preferred stock of the newly formed Delaware entity. Pursuant to the reincorporation, the number of authorized shares of common stock increased to 100,000,000 with a par value of $0.001 per share. Additionally, 10,000,000 shares of undesignated preferred stock were authorized with a par value of $0.001 per share

   Convertible preferred stock issued and outstanding prior to the IPO was as follows:

                                                                     Liquidation
                                                Shares   Issued and   Value (in
   Series                                     Designated Outstanding thousands)
   ------                                     ---------- ----------- -----------
   A.........................................  4,000,000  4,000,000    $ 4,000
   B.........................................  3,000,000  3,000,000    $ 7,500
   C.........................................  4,300,000  4,283,181    $14,777
   D.........................................  2,700,000  2,200,614    $10,618
   E......................................... 11,764,706 11,764,706    $50,000
                                              ---------- ----------    -------
                                              25,764,706 25,248,501    $86,895
                                              ========== ==========    =======

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   In December 1999, Sun Microsystems, Inc. (Sun) purchased 391,869 shares in the Company for $20.0 million. Sun also extended to the Company a $100 million credit facility for the acquisition of Sun equipment, under the terms of the Master Lease Line of Credit and Warrant Agreement (the Sun Agreement). The terms of the Sun Agreement calls for the credit to be made available upon the achievement of certain milestones. As of September 30, 2000, $30 million of lease financing has been made available under this agreement. The achievement of these milestones also triggers granting of warrants to Sun to purchase up to a maximum of $10 million worth of the Company's common stock (see Note 14). Sun and the Company have also agreed to a joint marketing campaign to be partially funded by Sun. The credit facility and the acquisition of Sun equipment are accounted for as a capital lease. The fair value of warrants granted under the agreement is recorded as debt discount. At September 30, 2000, $1.8 million was owed by the Company under the Sun Agreement.

   In December 1999, Inktomi Corporation (Inktomi) purchased 117,561 shares in the Company for $6.0 million under the terms of a Strategic Alliance agreement. The terms of this agreement also call for a joint marketing campaign to be partially funded by lnktomi. The Company has previously licensed certain products from Inktomi in the ordinary course of business, under the terms of the Inktomi License Agreement (License Agreement) which was executed in January 1999. The Company has agreed to license additional products under the terms of an amendment to the License Agreement that was executed in December 1999. Payments made by the Company under the joint marketing campaign are recorded as sales and marketing expenses as incurred.

   In December 1999, the Company agreed to purchase patented technology from SRI International (SRI). Under the terms of the agreement, the Company acquired the technology in exchange for $6.0 million of common stock, to be distributed upon the occurrence of certain milestones. In November 1999, the Company issued 120,434 shares of common stock with a value of $6.0 million in accordance with the agreement. In addition, the Company agreed to issue $4.0 million of common stock in exchange for consulting services from SRI. In August 2000, the Company issued 92,219 shares with a value of $2.0 million in accordance with the agreement. The value of stock issued under the agreement is recorded as network equipment and technology.

   In February 2000, the Company completed a public offering of its common stock. The Company issued 4,014,273 shares of common stock for net proceeds of approximately $409.7 million.

   In June 2000, Compaq Computer Corporation (Compaq), Microsoft Corporation (Microsoft) and Intel Corporation (Intel) each purchased 618,556 shares in the Company for approximately $15.0 million under the terms of a Strategic Alliance agreement. The terms of this agreement also calls for joint marketing campaigns to be partially funded by Compaq, Microsoft and Intel. The agreement centers around the build-out of the Company's infrastructure to support expanded streaming media services. The Company had committed to the deployment of 8,000 Compaq servers that will contain Intel architecture and be powered by Microsoft technology. Compaq, Microsoft and Intel each received warrants to purchase up to 185,567 shares of Company's common stock at an exercise price of $24.25 per share which become exercisable only if the Company fails to meet certain milestones connected to the infrastructure build-out. If these warrants become exercisable, they will be valued using the Black-Scholes model and recorded as infrastructure expense in cost of revenue. Compaq also agreed to extend to the Company a $50 million equipment credit facility, which may be increased to $80 million under certain circumstances, for the purchase of Compaq servers, as well as providing a $50 million in lease financing to customers of the Company. The credit facility and the acquisition of Compaq equipment will be accounted for as a capital lease.

   In June 2000, the Company issued 738,688 shares of common stock for approximately $15 million in cash to UBS O'Connor LLC. These shares were issued at fair market value.

   In September 2000, the Company purchased a 50% undivided interest in patented technology from Kinetech, Inc. (Kinetech). Under the terms of the agreement, the Company acquired the interest in the patent in

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES
exchange for 72,316 shares of common stock valued at $2.0 million at the date of the agreement. The value of stock issued under the agreement was recorded as an intangible asset.

12. Stock Plans:

 Stock Option Plans:

   In January 1997, the Company established the 1997 Stock Option and Incentive Plan (the 1997 Plan) and reserved up to 1,689,125 shares of common stock issuable upon exercise of options granted to certain employees, directors, and consultants. In May 1998, the Company adopted the 1998 Stock Option/Stock Issuance Plan (the 1998 Plan). The 1998 Plan was designed to serve as the successor to the 1997 Plan. Upon adoption of the 1998 Plan the existing share reserve under the 1997 Plan was transferred to the 1998 Plan, and all outstanding options under the 1997 Plan were incorporated into the 1998 Plan. The Company increased the maximum number of shares issuable to a total of 3,833,284. In November 1998 and February 1999, the Company increased the stock option pool by another 600,000 shares and 1,000,000 shares, respectively, bringing the total to 5,433,284. This number of shares was reserved for issuance under the 1998 Plan. In June 1999, concurrent with the IPO, the Company adopted the 1999 Stock Incentive Plan (the 1999 Plan). The 1999 Plan was designed to serve as the successor to the 1998 Plan. Upon the initial public offering of the Company's common stock, all outstanding options under the 1998 Plan, together with the remaining share reserved under that plan, were incorporated into the 1999 Plan, with no further grants of common stock options to be made under the 1998 Plan. Upon implementation of the 1999 Plan, an additional 2,110,716 shares of common stock were reserved for issuance. In January 2000 and April 2000, another 2,000,000 and 3,000,000 shares, respectively, were reserved for issuance. A total of 12,544,000 shares are now reserved for issuance.

   Under the terms of the 1999 Plan, the Company has the ability to grant incentive and nonstatutory stock options, as well as issue vested and unvested shares of the Company's common stock. Exercise prices of stock options are generally not less than 100% and 85% of the fair value of the common stock on the date of grant of incentive stock options and nonstatutory stock options, respectively, and have a term of up to ten years. Options generally vest ratably over a period of up to fifty months after the grant date, subject to accelerated vesting in connection with certain changes in control or ownership of the Company. The plan provides that management can grant employees the right to exercise options prior to vesting. Upon termination of an employee's employment with the Company for any reason, the Company has the right to repurchase all or any portion of the unvested shares acquired by the employee upon exercise of options at a repurchase price that is equal to the exercise price, within 90 days following the date of termination. At September 30, 1998, 1999 and 2000, 254,125, 205,700 and 914,201 shares of common stock were subject to repurchase by the Company.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   A summary of the activity under the 1997 Plan, the 1998 Plan and the 1999 Plan for the three years ended September 30, 2000 is as follows:

                                                                        Weighted
                                                           Aggregate    Average
                                          Exercise Price    Exercise    Exercise
                                Shares       Per Share       Price       Price
                              ----------  --------------- ------------  --------
Outstanding at September 30,
 1997.......................   1,583,500  $0.40           $    633,400  $  0.40
  Granted...................   1,903,009  $0.40 - $3.35      3,283,649     1.73
  Exercised.................    (297,960) $0.40 - $1.50       (265,784)    0.89
  Terminated................    (194,784) $0.40 - $3.25        (91,564)    0.47
                              ----------  --------------- ------------  -------
Outstanding at September 30,
 1998.......................   2,993,765  $0.40 - $3.35      3,559,701     1.19
  Granted...................   2,412,350  $3.35 - $26.00    19,109,274     7.92
  Exercised.................  (1,178,391) $0.40 - $9.90     (1,142,950)    0.97
  Terminated                    (380,155) $0.40 - $10.00    (1,167,204)    3.07
                              ----------  --------------- ------------  -------
Outstanding at September 30,
 1999.......................   3,847,569  $0.40 - $26.00    20,358,821     5.29
  Granted...................   6,811,752  $4.67 - $137.69  245,173,384    35.99
  Assumed in business
   acquisitions.............   3,124,685  $0.07 - $9.09     18,206,306     5.83
  Exercised.................  (1,328,496) $0.07 - $67.15    (2,607,255)    1.96
  Terminated................    (979,630) $0.07 - $137.69  (18,035,086)   18.41
                              ----------  --------------- ------------  -------
Outstanding at September 30,
 2000.......................  11,475,880  $0.07 - $137.69 $263,096,170  $ 22.93
                              ==========  =============== ============  =======

   The Company accounts for the 1997 Plan, the 1998 Plan, and the 1999 Plan using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For financial reporting purposes, the Company has determined that the deemed fair value on the date of grant of employee stock options granted between May 1, 1998 and April 21, 1999 was in excess of the exercise price of the options. Consequently, the Company recorded deferred compensation of $2.0 million for the year ended September 30, 1998, and an additional $5.7 million for the year ended September 30, 1999. Of the total deferred compensation, $487,000, $3.2 million, and $2.4 million was amortized during the years ended September 30, 1998, 1999 and 2000, respectively.

   At September 30, 2000 options to purchase 2,075,631 shares of common stock were exercisable with a weighted average exercise price of $9.73.

   At September 30, 2000, options to purchase 1,387,958 shares of common stock remain available for issuance.

   The following summarizes information with respect to stock options outstanding at September 30, 2000:

                              Options Outstanding          Options Exercisable
                              -------------------          --------------------
                               Weighted Average   Weighted             Weighted
                                   Remaining      Average              Average
    Range of        Number        Contractual     Exercise   Number    Exercise
 Exercise Prices  Outstanding     Life (Years)     Prices  Exercisable  Prices
 ---------------  ----------- ------------------- -------- ----------- --------
  $0.07 - $1.72    1,593,858         7.45         $  0.93    637,742   $  1.12
  $1.87 - $4.25    1,742,516         8.52         $  3.52    655,123   $  3.76
 $4.67 - $10.00    1,233,083         9.06         $  6.79    349,290   $  9.38
 $17.19 - $17.19   1,970,416         9.65         $ 17.19     79,315   $ 17.19
 $18.34 - $25.38   1,277,298         9.65         $ 22.16     82,097   $ 21.08
 $25.88 - $28.69   1,234,594         9.57         $ 26.32     74,923   $ 25.90
 $29.69 - $49.44   1,357,664         8.89         $ 40.02    177,184   $ 39.28
    $54.46 -
     $110.19         926,951         9.29         $ 87.40     18,898   $ 85.56
    $116.13 -
     $116.13          99,000         9.41         $116.13        217   $116.13
    $137.69 -
     $137.69          40,500         9.21         $137.69        842   $137.69

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

   The following information concerning the Company's 1999 Plan is provided in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123). "Accounting for Stock-Based Compensation."

   The fair value of each option grant has been estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in the years ended September 30, 1998, 1999 and 2000:

                                       September 30, September 30, September 30,
                                           1998          1999          2000
                                       ------------- ------------- -------------
   Risk-free interest rates...........  4.23%-6.08%        5.80%         6.20%
   Expected life......................     5 years      4 years       4 years
   Expected dividend yield............         --           --            --
   Expected volatility................         --            80%          189%

   The weighted average fair value for options granted was $0.36, $1.71 and $33.92 for the years ended September 30, 1998, 1999 and 2000, respectively.

   The pro forma net loss for the Company for the years ended September 30, 1998, 1999 and 2000, following the provisions of SFAS 123, was $16.8 million, $51.6 million and $364.6 million, respectively. The pro forma basic and diluted net loss per share for the years ended September 30, 1998, 1999 and 2000 was $7.53, $4.63 and $6.18, respectively.

 Employee Stock Purchase Plan:

   In June 1999, the Company adopted the 1999 Employee Stock Purchase Plan (1999 ESPP). Under the 1999 ESPP, eligible employees are allowed to have salary withholdings of up to a certain specified percentage of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. The initial purchase period commenced on July 1, 1999. A total of 300,000 shares are reserved for issuance under the 1999 ESPP. At September 30, 2000 a total of $788,000 had been withheld from employees for future purchases under this plan.

13. Stockholder Notes Receivable:

   On February 25, 1998, the Company granted a nonstatutory option to purchase a total of 183,000 shares of the Company's common stock to a director of the Company (the Director). These options were immediately exercisable and the shares purchased thereunder are subject to repurchase by the Company, with the right to repurchase expiring in 16 equal quarterly installments. At the time of the option grant, the Director exercised the option to purchase the entire 183,000 shares of common stock, in exchange for a $109,800 note (the Note). The Note was secured by the 183,000 shares of common stock and by other assets of the Director. Under the terms of the note, interest was accrued at 5.61% per annum. Interest was to be repaid in four equal annual installments commencing February 24, 1999. The entire principal amount was due and payable in one lump sum on February 24, 2002. In August 1999, the Director extinguished the Note by paying the full amount of principal and accrued interest. At September 30, 2000, a total of 68,625 shares of the Director's stock were subject to repurchase. The Company has not elected to repurchase any of these shares.

   On April 20, 1999, executive officers of the Company exercised stock options to purchase 349,332 shares of common stock in exchange for full-recourse notes. The total principal amount of these notes is $286,398. The notes bear interest at the rate of 7.75% per annum, compounded semiannually. Accrued interest is due and payable at successive quarterly intervals over the four-year term of the note, and the principal balance will

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES
become due and payable in one lump sum at the end of the four-year term. None of the shares purchased with the notes may be sold unless the principal portion of the note attributable to those shares, together with the accrued interest on that principal portion, is paid in full. In December 1999, one of the executive officers repaid the entire principal balance of this Note. The amount repaid, $86,400, related to 216,000 shares.

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

   In July 1999, the Company loaned an officer of the Company $100,000. The loan is interest free, with $50,000 being forgiven ratably over a period of five years. At the end of the five-year term, the $50,000 portion of the loan that has not been forgiven is to be repaid in one lump sum. In the event that the officer's employment terminates during the five-year period, the outstanding unforgiven balance of the loan is to be repaid at the time of the termination. The amount being forgiven, plus imputed interest are charged to operations.

   In September 2000, the Company acquired $1.8 million of full-recourse notes payable in connection with the acquisition of SoftAware (see Note 3). The full-recourse notes payable were issued for the exercise of 861,677 SoftAware stock options and accrue interest at a rate of 6.5% per annum, compounded semi-annually. The principal balance will become due and payable in one lump sum at the end of the three-year term of each note. The notes payable are secured by the shares as well as other assets. The common stock issued in those transactions is subject to a four year vesting term. The notes payable were issued at a below market interest rate. Aggregate compensation expense of $53,000 will be recorded over the vesting term of the common stock.

14. Warrants:

   In connection with the issuance of certain convertible notes, the Company issued warrants to purchase shares of the Company's common stock to the note holders. Warrants to purchase 75,000 and 20,000 shares of the Company's common stock were granted in September 1996 and January 1997, respectively. The exercise price of the warrants was equal to $0.10 per share. The warrants were due to expire upon the earlier of i) five years from the date of grant, ii) the closing of a underwritten public offering of the Company's common stock for not less than $2.50 per share and gross proceeds of at least $10,000,000, or iii) the closing of a consolidation or merger of the Company. The fair value of the warrants was determined using the Black-Scholes model and was accounted for as interest expense over the time period the notes were outstanding. In June 1999, prior to the IPO, the warrants were exercised.

   In December 1999, the Company entered into a Co-Location and Content Distribution Agreement with ServiceCo LLC (ServiceCo). The agreement allows the Company to physically locate its servers in ServiceCo regional data center facilities. The term of the agreement is two years. In connection with the agreement, the Company granted warrants to ServiceCo to purchase 53,634 shares of common stock of the Company upon the achievement of specified performance criteria. The exercise price is $96.95 per share. The charge associated with the warrants, determined based on the use of the Black-Scholes valuation method, is currently valued at

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

$2.8 million. The charge will be amortized over the term the services are rendered, which is the term of the agreement, and is subject to remeasurement at the end of each accounting period. In the year ended September 30, 2000, a charge of $652,000 was recorded.

   In connection with the achievement of certain milestones in the Master Lease Line of Credit and Warrant Agreement with Sun (see Note 11), the Company issued warrants to purchase shares of the Company's common stock. Warrants to purchase 66,759 shares of the Company's common stock were granted in July 2000 at an exercise price of $44.9375 per share. The warrants are exercisable for a period of four years from the date of grant. The fair value of the warrants was determined using the Black-Scholes model and is accounted for as interest expense over the term of the Sun Agreement. In the year ended September 30, 2000, a charge of $253,000 was recorded.

15. Related Party Transactions:

   One equipment supplier also is a significant customer of the Company. For the years ended September 30, 1998, 1999, and 2000, the Company earned $310,000, $524,000, and $830,000, respectively, in revenue from sales to this customer, and had $200,000, and $419,000 in total receivables at September 30, 1999 and 2000, respectively. The Company owed this customer $3.8 million and $14.7 million at September 30, 1999 and 2000, respectively, under terms of a master lease agreement, and also owed another $68,000 and $1.6 million, respectively, in other trade-related payables. In addition, $0 and $9,000 of the deferred revenue balance at September 30, 1999 and 2000, respectively, related to this customer.

   Another significant shareholder is also a customer of the Company. For the years ended September 30, 1998, 1999, and 2000, the Company earned $458,000, $4.4 million, and $14.3 million, respectively, in revenue from sales to this customer, and had $1.4 million and $2.5 million in total receivables at September 30, 1999 and 2000, respectively. In addition, $715,000 and $80,000 of the deferred revenue balance at September 30, 1999 and 2000, respectively, related to this customer.

16. Retirement Savings Plan:

   On November 1, 1997, the Company established the Digital Island Retirement Savings Plan (Retirement Plan), a defined contribution plan, covering all eligible employees. Employees may elect to contribute from l%-15% of their annual compensation to the Retirement Plan. Matching contributions by the Company are discretionary. The Company has made no contributions during the years ended September 30, 1998, 1999 and 2000.

17. Subsequent Events:

   In November 2000, the Company issued 338,627 shares of common stock to SRI International pursuant to the terms of the technology acquisition agreement previously executed in November 1999 (see Note 11). This issuance of such shares to SRI is an additional partial payment for consulting services related to the acquired Internet technology.

   In November 2000, the Company loaned an executive officer of the Company $600,000 through the execution of 2 promissory notes. The first promissory note is for $150,000 and accrues interest at 8% per annum. The first principal payment of $100,000 is due upon the sale of the officer's previous residence. The final principal payment, together with accrued interest is due in November 2001. The second promissory note is for $450,000 and accrues interest at 8% per annum. Principal payments commence in November 2002 on a monthly basis until the final payment date in November 2004. The proceeds of the loan are secured by the officer's principal residence.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Digital Island, Inc. and Subsidiaries

   We have audited the consolidated financial statements of Digital Island, Inc. and Subsidiaries as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated November 10, 2000. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

                                          /s/ PricewaterhouseCoopers LLP

San Francisco, California
November 10, 2000

                              DIGITAL ISLAND, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 Balance at  Charged to             Balance at
                                Beginning of  Costs and               End of
          Description             Period      Expenses   Deductions   Period
          -----------           ------------ ----------- ---------- -----------
Year ended September 30, 1998:
  Allowance for doubtful
   accounts.................... $       --   $   111,104 $  56,104  $    55,000
  Deferred tax valuation
   allowance................... $ 2,143,000  $ 6,218,000 $     --   $ 8,361,000
                                -----------  ----------- ---------  -----------
    Total...................... $ 2,143,000  $ 6,329,104 $  56,104  $ 8,416,000
                                ===========  =========== =========  ===========
Year ended September 30, 1999:
  Allowance for doubtful
   accounts.................... $    55,000  $   471,602 $ 146,192  $   380,410
  Deferred tax valuation
   allowance................... $ 8,361,000  $17,705,000 $     --   $26,066,000
                                -----------  ----------- ---------  -----------
    Total...................... $ 8,416,000  $18,176,602 $ 146,192  $26,446,410
                                ===========  =========== =========  ===========
Year ended September 30, 2000:
  Allowance for doubtful
   accounts.................... $   380,410  $ 2,345,676 $ 396,617  $ 2,329,469
  Deferred tax valuation
   allowance................... $26,066,000  $ 3,801,000 $     --   $29,867,000
                                -----------  ----------- ---------  -----------
    Total...................... $26,446,410  $ 6,146,676 $ 396,617  $32,196,469
                                ===========  =========== =========  ===========