Form 10-K/A
period 2000-09-30
DIGITAL ISLAND INC
filed 2001-01-29
CIK 1084329

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                  Form 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2000

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-26283

         For the transition period from ____________ to _____________

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

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

None.

PORTIONS AMENDED

   The Registrant previously anticipated incorporating by reference from the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form. However, pursuant to Instruction G(3) to the Report on Form 10-K, the Registrant hereby amends Part III (Items 10, 11, 12 and 13) contained in the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2000, to provide the additional information relating to the directors and executive officers of Registrant, executive compensation, security ownership and certain relationships and related transactions, as set forth below.

   Except as set forth in Items 10, 11, 12 and 13 below, no other changes are made to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

   The following table sets forth certain information regarding our executive officers and directors as of January 16, 2001.

         Name                 Age                            Position
         ----                 ---                            --------
Ruann F. Ernst(3)(5).......   54    Chief Executive Officer and Chairman of the Board of Directors
T.L. Thompson..............   54    Chief Financial Officer
Charles Picasso............   59    Chief Operating Officer
Chris Albinson.............   33    Chief Strategy Officer
Howard Lasky...............   48    Vice President, General Counsel and Secretary
Tim Wilson.................   41    Chief Marketing Officer
Charlie Bass(2)............   58    Director
Christos Cotsakos(2).......   52    Director
Marcelo A.Gumucio(1)(4)....   63    Director
G. Bradford Jones(1)(3)....   45    Director
Shahan Soghikian(1)(3)(4)..   42    Director

--------
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Finance Committee
(4) Member of Nominating Committee
(5) Member of Special Stock Option Committee

   Ruann F. Ernst. Ms. Ernst has served as Chairman of the Board since December 1999 and as Chief Executive Officer and as a director since June 1998. Prior to joining Digital Island, Ms. Ernst served with Hewlett Packard, a computer equipment and services company, for approximately ten years, most recently as general manager of the Financial Services Business Unit. Ms. Ernst has also served as Director, Medical Computing Services Division and Assistant
Professor, Medicine and Computer Science at The Ohio State University and as a Congressional Fellow in the Office of Technology Assessment. Ms. Ernst serves on the Board of Directors of The Institute for the Future, Phoenix
International and Advanced Fibre Communications, Inc. Ms. Ernst holds a B.S. in Mathematics, a Masters Degree in Computer Science and a Ph.D. in Technology and Organizational Change from The Ohio State University.

   T.L. Thompson. Mr. Thompson has served as Chief Financial Officer since January 1999. Mr. Thompson served as Chief Financial Officer of Narrowline, an Internet marketing firm, from October 1996 to November 1998. From 1989 to 1996 he served in various financial capacities at Ziff-Davis Publishing Company, most recently as Vice President of Business Development. Mr. Thompson holds a B.S. in Economics and an M.B.A. from Northwestern University.

   Charles Picasso. Mr. Picasso has served as Chief Operating Officer since September 2000. From 1999 to 2000, Mr. Picasso served as President at CDI Information Technology Services. From 1996 to 1998, he served as Senior Vice President, Worldwide Profession Services Unit at NCR Corporation/AT&T Global Solutions. From 1995 to 1996, he served as President and Chief Executive Officer of AT&T Istel, AT&T Solutions Europe. Prior to that position, he served as Vice President, European and Asian Operations with Control Data Corp. in London, and as President and CEO of the Concept Group in Paris. Prior to that, he worked at Prime Computer, Inc. and Xerox Corp., including senior management positions in sales and marketing. He served on the Advisory Board of the College of Engineering, Wright State University in Ohio. He graduated from the University of Sciences at Montpellier in France with a degree in computer science.

   Chris Albinson. Mr. Albinson has served as Chief Strategy Officer since January 2001 and previously served as Vice President of Corporate Development since September 1999. From 1993 to August 1999, Mr. Albinson served as Assistant Vice President at Newbridge Networks Corp., manufacturer of digital electronic network products. Mr. Albinson holds an M.B.A. from the University of WesternOntario

   Howard Lasky. Mr. Lasky has served as Vice President, General Counsel and Secretary since March 2000. From 1997 through March 2000, Mr. Lasky was a partner and from 1988 through 1997 an associate at the law firm of Howard, Rice, Nemerovski, Canady, Falk and Rabkin.

   Tim Wilson. Mr. Wilson has served as Chief Marketing Officer since January 2001, and previously served as Vice President of Marketing since March 1998. From December 1996 to March 1998, Mr. Wilson served as General Manager within the Business Communications Systems Division of Lucent Technologies, a telecommunications equipment supplier. Mr. Wilson also served as Executive Director and General Manager of the Business Communications Systems Division of AT&T Australia from November 1994 to December 1996. Mr. Wilson holds a B.A. in Physics from Bowdoin College and an M.B.A. from the Fuqua School of Business at Duke University.

   Charlie Bass. Dr. Bass has served as a director since March 1997. Dr. Bass is Trustee of The Bass Trust. He also serves on the board of directors of Socket Communications, Inc. and on the board of directors of several private communications companies. Prior to co-founding Ungermann-Bass in 1979, Dr. Bass was at Zilog, Inc., and prior to the formation of Zilog, Inc. in 1975, he was on the Electrical Engineering and Computer Sciences faculty at the University of California at Berkeley from 1972 to 1975. Dr. Bass holds a Ph.D. in Electrical Engineering from the University of Hawaii where he participated in the Aloha System research in radio frequency-based computer networks.

   Christos Cotsakos. Mr. Cotsakos has served as a director of Digital Island since July 1998. Mr. Cotsakos joined E*TRADE, an online financial services company, in March 1996 as the President and Chief Executive Officer and as a director. Before joining E*TRADE, he served as President, Chief Operating Officer, Co-Chief Executive Officer and a director of AC Nielsen Inc., a marketing research company. Prior to joining AC Nielsen, Mr. Cotsakos spent 19 years with Federal Express Corporation, where he held a number of senior executive positions. In addition to E*TRADE, Mr. Cotsakos serves on the boards of directors of Critical Path, Inc., Fox Entertainment Group, Inc., National Processing, Inc., Official Payments Corp., PlanetRx.com, Inc. and Tickets.com, Inc., as well as several private companies. A decorated Vietnam veteran, he received a B.A. from William Paterson College and an M.B.A. from Pepperdine University. Mr. Cotsakos is currently pursuing a Ph.D. degree in economics at the University of London.

   Marcelo Gumucio. Mr. Gumucio has served as a director since January 1998, and served as Chairman of the board of directors from January 1998 until May 1998. He is the managing partner of Gumucio Burke & Associates, a private investment firm. In April 1996, Mr. Gumucio joined Micro Focus PLC, an enterprise software provider, as its Chief Executive Officer. He had served as a non-executive director of Micro Focus' board of directors since January 1996. Prior to joining Micro Focus, from 1992 to 1996, Mr. Gumucio was President, Chief Executive Officer and Chairman of the board of directors of Memorex Telex NV. Mr. Gumucio's professional experience in the computer and communications industry spans almost 30 years and includes senior management positions at Cray Research, Inc., Northern Telecom Limited, Memorex Corporation and Hewlett-Packard Company. Mr. Gumucio serves on the board of directors of BidCom Inc., Burr Brown Corporation and E-Stamp Corporation. Mr. Gumucio graduated cum laude with a B.S. in mathematics from the University of San Francisco in 1960. He received an M.S. in applied mathematics and operations research in 1963 from the University of Idaho, where he was named a National Science Fellow and graduated with honors. In 1982, he graduated from the Harvard Business School Advanced Management Program.

   G. Bradford Jones. Mr. Jones has served as a director since December 1999. Mr. Jones is a founding General Partner at Redpoint Ventures, a venture capital fund which invests in Internet communications, media and commerce companies. Prior to founding Redpoint Ventures in 1999, Mr. Jones was a General Partner with Brentwood Venture Capital, which he joined in 1981. Mr. Jones also currently serves on the board of directors of Onyx Acceptance Corporation, a specialized consumer finance company, Interpore International, a medical device company, Trading Edge, an Internet-based fixed income securities broker, Stamps.com, an Internet postage company, and several privately-held companies. Mr. Jones received a B.S. in Chemistry from Harvard University, a M.S. degree in Physics from Harvard University and a J.D./M.B.A. from Stanford University.

   Shahan Soghikian. Mr. Soghikian has served as a director since February 1999. He has over fourteen years of private equity and investment banking experience, and is a General Partner and head of the West Coast office of JP Morgan Partners (formerly Chase Capital Partners). Since joining Chase Capital in 1990, Mr. Soghikian has been involved with numerous venture investments and was responsible for developing and managing the firm's European activities from 1994 to 1998. He currently serves as a director of Ninth House Network, Complient, Halo Data Devices, MetroOptix, Coactive Networks, Nextec Applications and DJ Orthopedics. He received his B.A. from Pitzer College and an M.B.A. from the Anderson School of Business at the University of California at Los Angeles.

   Our executive officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

   The following table sets forth certain summary information concerning the compensation earned by our chief executive officer and each of the four most highly compensated executive officers (determined on the basis of their salary and bonus for the 2000 fiscal year) for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended September 30, 2000 and September 30, 1999, respectively. The listed individuals are referred to as the named executive officers. There are no other executive officers who would have otherwise been includible in the table below on the basis of salary and bonus earned for the 2000 fiscal year that have been excluded by reason of their termination of employment or change in executive status during that fiscal year.

   The option grants reflected in the table below were made either under our 1997 Stock Option and Incentive Plan, our 1998 Stock Option/Stock Issuance Plan or our 1999 Stock Incentive Plan.

                                                     Long-Term
                                       Annual       Compensation
                                    Compensation     Securities
    Name and Principal           ------------------  Underlying     All Other
       Position(s)          Year Salary($) Bonus($)   Options    Compensation($)
    ------------------      ---- --------- -------- ------------ ---------------
Ruann F. Ernst............  2000 $218,174  $71,000     375,000       $38,379(1)
 Chief Executive Officer    1999  185,961   64,250   1,044,159        24,620(1)
 and Chairman of the Board
 of Directors

Rick Schultz..............  2000  164,119   87,600      35,000           --
 Vice President, Sales and  1999   82,500   23,111     200,000           --
 Implementation Services

Tim Wilson................  2000  170,417   65,900      60,000           --
 Chief Marketing Officer    1999  180,446   51,250     280,000           --

Paul Evenson..............  2000  174,321   49,000      30,000           --
 Vice President,            1999  146,635   27,222     200,000           --
 Operations

Chris Albinson............  2000  180,000   37,500      45,000        18,476(2)
 Chief Strategy Officer     1999   37,500      --      200,000           --

--------
(1) Consists of reimbursement of rent for Ms. Ernst's apartment in San Francisco, California.
(2) Consists of forgiveness of a portion of an outstanding loan we made to Mr. Albinson.

Stock Options and Stock Appreciation Rights

   The following table sets forth information regarding option grants to each of the named executive officers during the fiscal year ended September 30, 2000. No stock appreciation rights were granted to the named executive officers during the 2000 fiscal year.

                                                                    Potential Realizable
                                                                      Value at Assumed
                                    Percent of                        Annual Rates of
                         Number or    Total                             Stock Price
                         Securities  Options   Exercise               Appreciation for
                         Underlying Granted to of Base                  Option Term
                          Options   Employees    Price  Expiration ----------------------
    Name                 Granted(#)  in 2000    ($/Sh)     Date        5%         10%
    ----                 ---------- ---------- -------- ---------- ---------- -----------
Ruann F. Ernst..........  250,000      3.6%     $49.44   11/15/09  $7,773,131 $19,698,653
Ruann Ernst.............  125,000      1.8%      17.19    5/24/10   1,351,336   3,424,553
Rick Shultz.............   35,000      0.5%      25.88    4/14/10     569,652   1,443,612
Tim Wilson..............   60,000      0.8%      25.88    4/14/10     976,547   2,474,763
Paul Evenson............   15,000      0.2%      38.69   10/25/09     364,979     924,928
Paul Evenson............   15,000      0.2%      25.88    4/14/10     244,137     618,691
Chris Albinson..........   25,000      0.4%      84.50    1/31/10   1,328,539   3,366,780
Chris Albinson..........   20,000      0.3%      17.19    5/24/10     216,214     547,929

   Each option has a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of service with Digital Island. Ms. Ernst's option for 250,000 will vest and become exercisable in 48 successive equal monthly installments over the 48-month period measured from November 15, 1999. Her additional option for 125,000 shares will vest and become exercisable in 48 successive equal monthly installments over the 48-month period measured from May 24, 2000. Mr Schultz's option for 35,000 shares will vest and become exercisable in 48 successive equal monthly installments over a 48-month period measured from April 10, 2000. Mr. Wilson's option for 60,000 shares will vest and become exercisable in 48 successive equal monthly installments over a 48-month period measured from April 10, 2000. Mr Everson's first option for 15,000 shares will vest and become exercisable in 48 successive equal monthly installments over a 48-month period measured from October 25, 1999. Mr Everson's additional option for 15,000 shares will vest and become exercisable in 48 successive equal monthly installments over a 48-month period measured from April 10, 2000. Mr. Albinson's option for 25,000 shares will vest and become exercisable in 48 successive equal monthly installments over a 48-month period measured from January 31, 2000. Mr Albinson's additional option for 20,000 shares will vest and become exercisable in 48 successive equal monthly installments over the 48-month period measured from May 24, 2000.

   The actual stock price appreciation over the 10-year option term may not be at the above 5% and 10% assumed annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of common stock appreciates over the option term, no value will be realized from the option grant made to the named executive officer.

   In November 2000 , the board of directors granted Ms. Ernst an additional option for 300,000 shares with an exercise price of $8.25, equal to the fair market value of our common stock at the time of grant. This option will vest and become exercisable in 48 successive equal monthly installments.

   In November 2000, the board of directors granted Mr. Schultz an option for 15,000 shares with an exercise price of $8.25, equal to the fair market value of our common stock at the time of grant. This option will vest and become exercisable in 48 successive equal monthly installments.

   In November 2000, the board of directors granted Mr. Wilson an option for 80,000 shares with an exercise price of $8.25, equal to the fair market value of our common stock at the time of grant. This option will vest and become exercisable in 48 successive equal monthly installments.

   In November 2000, the board of directors granted Mr. Evenson an option for 50,000 shares with an exercise price of $8.25, equal to the fair market value of our common stock at the time of grant. This option will vest and become exercisable in 48 successive equal monthly installments.

   In November 2000, the board of directors granted Mr. Albinson an option for 175,000 shares with an exercise price of $8.25, equal to the fair market value of our common stock at the time of grant. This option will vest and become exercisable in 48 successive equal monthly installments.

Aggregated Option/SAR Exercises and Fiscal Year-End Values

   The following table sets forth information with respect to the named executive officers concerning their exercise of stock options during the fiscal year ended September 30, 2000 and the number of shares subject to unexercised stock options held by them as of the close of such fiscal year. No stock appreciation rights were exercised during the fiscal year ended September 30, 2000, and no stock appreciation rights were outstanding at the close of such year.

   In the following table, "Value Realized" is equal to the difference between the fair value of the shares at the time of exercise and the exercise price paid for the shares and the "Value of Unexercised In-The-Money Options at Year-End" is based upon the closing selling price per share at the close of the 2000 fiscal year less the exercise price payable per share.

            Aggregated Option Exercises in 2000 and Year-End Values

                                                   Number of Securities      Value of Unexercised
                                                  Underlying Unexercised    In-the-Money Options at
                           Shares                   Options at Year-End            Year-End
                         Acquired on    Value    ------------------------- -------------------------
    Name                 Exercise(#) Realized($) Exercisable Unexercisable Exercisable Unexercisable
    ----                 ----------- ----------- ----------- ------------- ----------- -------------
Ruann F. Ernst..........   146,600   $7,173,138    437,137      602,090    $6,220,996   $4,744,419
Rick Schultz............    23,529      639,754     54,095      157,376       702,830    1,856,000
Tim Wilson..............    70,444    5,296,800     45,301      171,006       584,275    1,905,937
Paul Evenson............    21,233    1,060,748     64,222      144,545       895,671    1,794,124
Chris Albinson..........    12,250      111,720     49,581      183,169         2,601       28,599

            EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

   We have entered into employment agreements with Ms. Ernst, and Messrs. Schultz, Evenson, Wilson and Albinson, each of whom are named executive officers of Digital Island. All outstanding options held by the foregoing officers will automatically vest in full upon an acquisition of Digital Island by merger, sale of substantially all the assets or sale of more than 50% of our outstanding voting securities, unless those options are assumed or otherwise continued in effect by a successor entity and our repurchase rights for any unvested shares subject to those options are to remain in force following such acquisition.

   Ruann F. Ernst, our Chief Executive Officer, previously entered into an employment agreement with us on May 20, 1998 in connection with her commencement of employment. On December 15, 1999, the agreement was amended and restated to increase her salary and bonus levels and to provide her with enhanced severance benefits. Accordingly, should Ms. Ernst's employment be involuntarily terminated (other than for cause) in the absence of a change in control or ownership of Digital Island or more than 18 months following such a change in control or ownership, she will become entitled to the following severance benefits: (i) 12 months of salary continuation, (ii) 50% of her target bonus for the fiscal year in which her involuntary termination occurs, provided the designated performance milestones for that year are actually attained, (iii) continued health care coverage at our expense for up to 12 months and (iv) 12 months of accelerated vesting of her outstanding stock options. Should her employment be involuntarily terminated (other than for cause) within 18 months following a change in control or ownership of Digital Island, she will become entitled to the following change in control severance benefits: (i) 12 months of salary continuation, (ii) 50% of her target bonus for the fiscal year in which her involuntary termination occurs, provided the designated performance milestones for that year are actually attained, (iii) continued health care coverage at our expense for up to 12 months and (iv) accelerated vesting of all her outstanding stock options, with the right to exercise those options for up to one year following the date of her involuntary termination. For purposes of such severance benefits, an involuntary termination will include any constructive termination resulting in her resignation within 90 days following a material reduction in her duties, a reduction in her base salary or a relocation of her principal place of employment by more than 50 miles. Should she resign for any other reason within 6 months after a change in control or ownership of Digital Island, her severance benefits will be limited to 24 months of accelerated vesting under her outstanding options, with the right to exercise those options for up to one year following such resignation. Ms. Ernst will be subject to certain non-compete covenants and consulting obligations for up to a two-year period following her termination or resignation.

   On February 18, 1999, Rick Schultz, Digital Island's Vice President of Sales and Implementation Services, entered into an employment agreement with Digital Island. Should Mr. Schultz's employment be involuntarily terminated (other than for cause) within 18 months following a change in control or ownership of Digital Island, he will become entitled to accelerated vesting of all his stock options.

   On October 26, 1998, Paul Evenson, Digital Island's Vice President of Operations, entered into an employment agreement with Digital Island. Should Mr. Evenson's employment be involuntarily terminated (other than for cause) in the absence of a change in control or ownership of Digital Island or more than 18 months following such a change in control or ownership, he will become entitled to the following severance benefits: (i) 6 months of salary continuation, and (ii) continued health care coverage at our expense for up to 6 months. Should his employment be involuntarily terminated (other than for cause) within 18 months following a change in control or ownership of Digital Island, he will also become entitled to accelerated vesting of all his stock options.

   On March 16, 1998, Tim Wilson, Digital Island's Chief Marketing Officer, entered into an employment agreement with Digital Island. Should Mr. Wilson's employment be involuntarily terminated (other than for cause) within 18 months following a change in control or ownership of Digital Island, he will be entitled to accelerated vesting of all his stock options.

   On July 13, 1999, Chris Albinson, Digital Island's Chief Strategy Officer, entered into an employment agreement with Digital Island. Should Mr. Albinson's employment be involuntarily terminated (other than for cause) within 18 months following a change in control or ownership of Digital Island, he will be entitled to accelerated vesting of all his stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2000, except as noted in the footnotes below by:

  . all persons who are beneficial owners of 5% or more of our common stock;

  . each director;

  . our Chief Executive Officer and the four named executive officers for the fiscal year ended September 30, 2000, whose salary and bonus exceeded $100,000; and

  . all named executive officers and directors a group.

   Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                       Beneficial Ownership
                                                             of Shares
                                                       ------------------------
Name of Beneficial Owner                                 Number       Percent
------------------------                               ------------- ----------
Officers and Directors:
  Ruann F. Ernst(1)...................................       829,573       1.0%
  Rick Schultz(2).....................................        78,991         *
  Tim Wilson(3).......................................       175,311         *
  Paul Evenson(4).....................................        94,922         *
  Chris Albinson(5)...................................        88,858         *
  Charlie Bass(6).....................................       501,228         *
  Marcelo A. Gumucio(7)...............................       203,825         *
  Christos Cotsakos(8)................................        63,866         *
  G. Bradford Jones(9)................................       177,798         *
  Shahan Soghikian(10)................................        10,000         *
  All directors and named executive officers as a
   group (10 people)(11)..............................     2,224,372       2.7%

--------
*   Less than 1% percent.
1. Stock consists of 302,332 shares of common stock held directly by Ms. Ernst and 527,241 shares of common stock subject to options exercisable within 60 days of December 31, 2000.
2. Consists of 78,991 shares of common stock subject to options exercisable within 60 days of December 31, 2000.
3. Consists of 92,677 shares of common stock held directly by Mr. Wilson and 82,634 shares of common stock subject to options exercisable within 60 days of December 31, 2000.
4. Consists of 3,200 shares of common stock held directly by Mr. Evenson and 91,722 shares of common stock subject to options exercisable within 60 days of December 31, 2000.
5. Consists of 88,858 shares of common stock subject to options exercisable within 60 days of December 31, 2000.
6. Consists of 91,945 shares of common stock held by directly Mr. Bass, 25,000 shares held by his spouse, 374,228 shares of common stock held directly by the Bass Trust U/D/T dated April 29, 1988 (the "Bass Trust") and 10,000 shares of common stock subject to options exercisable within 60 days of December 31, 2000. Mr. Bass, a director of Digital Island, is the Trustee of the Bass Trust.
7. Consists of 193,825 shares of common stock held directly by Mr. Gumucio and 10,000 shares of common stock subject to options exercisable within 60 days of December 31, 2000.
8. Consists of 27,222 shares of common stock subject to options exercisable within 60 days of December 31, 2000 and 36,644 shares of common stock held directly by The Cotsakos Revocable Trust, dated September 3, 1987. Excludes 2,013,367 shares of common stock, held by E*TRADE Group, Inc.

    Mr. Cotsakos, a director of Digital Island, is the Trustee of the Cotsakos Trust and Chairman of the Board and Chief Executive Officer of E*TRADE Group, Inc. Mr. Cotsakos disclaims beneficial ownership of the shares of common stock held by E*TRADE Group, Inc. except to the extent of his pecuniary interest therein.
9. Consists of 120,057 shares of common stock held directly by him, 28,645 shares of common stock held directly by the Jones Family Trust, 9,548 shares of common stock held by W.H. Walecka Trust, DTD 11/15/97, J.E. Walecka Trust DTD 11/15/97, and 10,000 shares of common stock subject to options exercisable within 60 days of December 31, 2000. Excludes any additional shares of common stock held by the Brentwood Venture Capital entities. Mr. Jones, a director of Digital Island and a General Partner of Redpoint Ventures, was formerly a General Partner of Brentwood Venture Capital . Mr. Jones disclaims beneficial ownership of the shares of common stock held by the Brentwood Venture Capital entities except to the extent of his pecuniary interest therein. Mr. Jones is the Trustee of the W.H. Walecka Trust and J.E. Walecka Trust.
10. Consists of 10,000 shares of common stock subject to options exercisable within 60 days of December 31, 2000. Excludes 2,590,266 shares of common stock held by Chase Venture Capital Associates, L.P. Mr. Soghikian, a director of Digital Island, is a General Partner of JP Morgan Partners, the General Partner of Chase Venture Capital Associates, L.P. Mr. Soghikian disclaims beneficial ownership of the shares of common stock held by Chase Venture Capital Associates, L.P. except to the extent of his pecuniary interest therein.
11. See footnotes 1 through 10 above. Includes options exercisable for 936,668 shares of common stock within 60 days of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification Agreements

   We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us, among other things, to indemnify such directors and officers for certain expenses, judgements, fines and settlement amounts incurred by such person in any threatened, pending or complete action, suit or proceeding by reason of any event or occurrence arising out of such person's services as a director or officer.

Officer Loans

   On April 21, 1999, Ms. Ernst, our current Chairman of the Board and Chief Executive Officer, delivered a promissory note to us in payment of the exercise price of certain outstanding stock options she held under our 1998 stock option/stock issuance plan. Ms. Ernst delivered a full-recourse promissory note in the principal amount of $199,998 in payment of the exercise price for 133,332 shares of our common stock. The note bears interest at the rate of 7.75% per annum, compounded semi-annually, and is secured by the purchased shares. Accrued interest is due and payable at successive quarterly intervals over the four-year term of the note, and the principal balance will become due and payable in one lump sum at the end of such four-year term. However, the entire unpaid balance of the note will become due and payable upon termination of employment or failure to pay any installment of interest when due. None of the shares serving as security for the note may be sold unless the principal portion of the note attributable to those shares, together with the accrued interest on that principal portion, is paid to us.

   On June 14, 1999, Ms. Ernst borrowed an additional $128,000 from us in order to finance the tax liability she incurred in connection with the April 21, 1999 exercise of her stock options for 133,332 shares. The loan is evidenced by a full-recourse promissory note with interest at the rate of 7.75% per annum, compounded semi-annually, and secured by the same 133,332 shares which serve as collateral for Ms. Ernst's April 21, 1999 promissory note. The terms of her note, including the due dates for payment of principal and accrued interest and the acceleration provisions, are substantially the same as the terms in effect for her April 21, 1999 note. The April 21 and June 14, 1999 promissory notes from Ms. Ernst aggregate to a principal total indebtedness to Digital Island of $327,998.

   In December 2000, the Company forgave a total of $109,333 of Ms. Ernst's outstanding principal loans.

   On July 13, 1999, Mr. Albinson, our current Chief Strategy Officer, borrowed $100,000 from us. The loan is interest free, with $50,000 being forgiven ratably over a period of five years. At the end of the five-year term, the $50,000 portion of the loan that has not been forgiven is to be repaid in one lump sum. In the event that Mr. Albinson's employment terminates during the five-year period, the outstanding unforgiven balance of the loan is to be repaid at the time of the termination.

   In December 2000, Mr. Albinson's loan terms were revised such that $45,000 of his outstanding principal balance is to be forgiven on April 18, 2001, and the remaining $45,000 is to be forgiven on October 18, 2001, provided he continues in our employ.

   On November 8, 2000, Mr. Charles Picasso, our current Chief Operating Officer, delivered two promissory notes to us totaling $600,000. The first promissory note of $150,000 accrues interest at 8% per annum. The first principal payment of $100,000 is due upon the sale of Mr. Picasso's previous residence. The final principal payment, together with accrued interest is due in November 2001. The second promissory note of $450,000 accrues interest at 8% per annum. Principal payments commence in November 2002 on a monthly basis until the final payment date in November 2004. The notes are secured by Mr. Picasso's principal residence.

   The following table indicates the highest amount outstanding under each of the foregoing loans during the 2000 fiscal year and the amount outstanding under each loan as of December 31, 2000:

                                                            Highest    Current
                                                            FY 2000  Outstanding
                                                            Balance    Balance
                                                            -------- -----------
   Ms. Ernst............................................... $327,998  $218,665
   Mr. Albinson............................................ $100,000  $ 90,000
   Mr. Picasso............................................. $    --   $600,000

E*TRADE Agreements

   We have previously entered into a global data distribution agreement with E*TRADE dated August 1, 1997 where we provide hosting and network services for E*TRADE. Mr. Costakos, a member of our board of directors, is President, Chief Executive Officer and a director of E*TRADE.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Digital Island, Inc.
Date: January 26, 2001

                                          By: /s/ Ruann F. Ernst
                                              ---------------------------------
                                              Ruann F. Ernst, Chief Executive
                                              Officer and Chairman of the Board
                                              of Directors
                                              (Principal Executive Officer)

                                EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------
 23.1        Consent of Independent Auditors