Form 10-Q
period 2000-12-31
DIGITAL ISLAND INC
filed 2001-02-14
CIK 1084329

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For The Quarterly Period Ended December 31, 2000

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

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

Yes [ X ] No [  ]

As of December 31, 2000, there were 80,227,461 shares of the Registrant's Common Stock outstanding, par value $0.001.

===============================================================================

                             DIGITAL ISLAND, INC.

                          Form 10-Q Quarterly Report
                    For the Quarter Ended December 31, 2000

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                           Number
                                                                                                       ------------
PART I.     Financial Information
Item 1      Financial Statements.......................................................................           3
            Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 2000
            (unaudited)................................................................................           3

            Condensed Consolidated Statements of Operations for the three months ended December 31,
            1999 and 2000 (unaudited)..................................................................           4

            Condensed Consolidated Statements of Cash Flows for the three months ended December 31,
            1999 and 2000 (unaudited)..................................................................           5

            Notes to Condensed Consolidated Financial Statements (unaudited)...........................           6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations......           9

Item 3      Quantitative and Qualitative Disclosures About Market Risk.................................          12

PART II.    Other Information

Item 1      Legal Proceedings..........................................................................          24

Item 2      Changes in Securities and Use of Proceeds..................................................          24

Item 3      Defaults Upon Senior Securities............................................................          24

Item 4      Submission of Matters to a Vote of Security Holders........................................          24

Item 5      Other Information..........................................................................          25

Item 6      Exhibits and Reports on Form 8-K...........................................................          25

Signatures.............................................................................................          25

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                               September 30,      December 31,
                                                                                                   2000              2000
                                                                                             -----------------------------------
                                                                                                                  (Unaudited)
                                    ASSETS
Current assets:
 Cash and cash equivalents...................................................................     $  176,929          $  177,862
 Investments.................................................................................        289,458             208,438
 Accounts receivable, net of allowances of $2,329 and $3,863, respectively.....................       21,298              31,395
 Inventory...................................................................................            554                 225
 Restricted cash.............................................................................         10,838              13,734
 Prepaid expenses and other..................................................................         22,785              30,404
                                                                                                  ----------          ----------
  Total current assets.......................................................................        521,862             462,058
Investments..................................................................................        124,213              57,651
Property and equipment, net..................................................................        166,766             209,862
Goodwill, net................................................................................      1,119,174           1,058,399
Intangible assets, net.......................................................................        170,080             161,553
Unamortized convertible note issuance costs..................................................          9,695               9,146
Other assets.................................................................................          4,336               5,043
                                                                                                  ----------          ----------
   Total assets..............................................................................     $2,116,126          $1,963,712
                                                                                                  ==========          ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................................     $   32,325          $   13,047
 Accrued liabilities.........................................................................         21,852              17,759
 Capital lease obligations...................................................................         10,159              13,780
 Cash overdraft..............................................................................          8,922               2,835
 Interest payable............................................................................          2,588               7,763
 Deferred revenue............................................................................          2,605               2,732
                                                                                                  ----------          ----------
  Total current liabilities..................................................................         78,451              57,916
Convertible notes............................................................................        345,000             345,000
Capital lease obligations, less current portion..............................................         10,077              13,852
Other liabilities............................................................................            613               2,112
                                                                                                  ----------          ----------
  Total liabilities..........................................................................        434,141             418,880
                                                                                                  ----------          ----------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value:
  Authorized: 10,000,000 shares; no shares issued and outstanding............................             --                  --
 Common stock, $0.001 par value:
  Authorized: 100,000,000 shares in 1999 and 2000; issued and outstanding:
   79,591,467 shares at September 30, 2000 and 80,227,461 shares                                          80                  80
   at December 31, 2000 (unaudited)..........................................................
 Additional paid-in capital..................................................................      2,094,566           2,096,816
 Treasury stock..............................................................................             --                (116)
 Deferred compensation.......................................................................        (13,310)            (10,701)
 Stockholder note receivable.................................................................         (2,264)             (1,659)
 Common stock warrants.......................................................................          5,850               5,850
 Accumulated deficit.........................................................................       (402,937)           (545,438)
                                                                                                  ----------          ----------
  Total stockholders' equity.................................................................      1,681,985           1,544,832
                                                                                                  ----------          ----------
   Total liabilities and stockholders' equity................................................     $2,116,126          $1,963,712
                                                                                                  ==========          ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                                          Three Months Ended December 31,
                                                                                          -------------------------------
                                                                                             1999               2000
                                                                                          -----------        ------------
                                                                                          (Unaudited)        (Unaudited)
Revenue:
 Internet infrastructure services revenue.........................................        $     7,353        $    27,259
 Hosting equipment revenue........................................................                247              4,381
                                                                                          -----------        -----------
  Total revenue...................................................................              7,600             31,640
Cost of revenue:
 Cost of internet infrastructure services revenue (including non-cash
  compensation expense of $355 and $454, respectively)............................             15,992             43,344
 Cost of hosting equipment revenue................................................                231              3,493
                                                                                          -----------        -----------
  Total cost of revenue...........................................................             16,223             46,837
                                                                                          -----------        -----------
  Gross profit (loss).............................................................             (8,623)           (15,197)
Operating expenses:
 Sales and marketing (including non-cash compensation expense
  of $224 and $882, respectively).................................................              6,539             18,449
 Product development (including non-cash compensation expense
  of $86 and $435, respectively)..................................................              2,629              9,955
 General and administrative (including non-cash compensation
  expense of $90 and $869, respectively)..........................................              3,056             13,577
 Depreciation.....................................................................              2,241             14,832
 Amortization of intangible assets................................................              1,584             73,175
                                                                                          -----------        -----------
  Total operating expenses........................................................             16,049            129,988
                                                                                          -----------        -----------
  Loss from operations............................................................            (24,672)          (145,185)
                                                                                          -----------        -----------
Interest income...................................................................                917              8,381
Interest expense..................................................................               (220)            (5,836)
Other income, net.................................................................                 --                490
                                                                                          -----------        -----------
  Loss before income taxes........................................................            (23,975)          (142,150)
Provision for income taxes........................................................                  5                351
                                                                                          -----------        -----------
  Net loss........................................................................        $   (23,980)       $  (142,501)
                                                                                          ===========        ===========
Basic and diluted net loss per share..............................................             $(0.65)            $(1.82)
                                                                                          ===========        ===========
Weighted average shares outstanding
                                                                                           36,676,137         78,135,369
 Used in per share calculation....................................................        ===========        ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                            Three Months Ended December 31,
                                                                                            -------------------------------
                                                                                               1999                 2000
                                                                                            ----------           ----------
                                                                                            (Unaudited)          (Unaudited)
Cash flows from operating activities:
 Net loss.........................................................................            $(23,980)          $(142,501)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..................................................               3,817              88,586
   Stock compensation expense.....................................................                 755               2,640
   Amortization of discounts on investments.......................................                (338)             (2,398)
   Provision for bad debt.........................................................                  --               1,687
   Gain on disposal of property and equipment.....................................                  --                (443)
  Change in operating assets and liabilities, net of business acquisition.........              (3,067)            (37,115)
                                                                                            ----------          ----------
    Net cash used in operating activities.........................................             (22,813)            (89,544)
                                                                                            ----------          ----------
Cash flows from investing activities:
 Purchases of property and equipment..............................................             (16,262)            (44,894)
 Proceeds from sale of property and equipment.....................................                  --               3,394
 Purchases of investments.........................................................              (2,289)            (65,921)
 Proceeds from maturities of investments..........................................              15,395             213,555
 Increase in restricted cash......................................................                  --              (2,896)
 Business acquisitions, net of cash acquired......................................               4,312                  --
                                                                                            ----------          ----------
    Net cash provided by investing activities.....................................               1,156             103,238
                                                                                            ----------          ----------
Cash flows from financing activities:
 Repayment of stockholder notes...................................................                  90                 468
 Proceeds from issuance of common stock, net......................................                  63                 250
 Repurchase of common stock.......................................................                  --                (116)
 Repayments of bank borrowings....................................................                (143)                 --
 Repayments of capital lease obligations..........................................                (429)             (6,676)
 Issuance of notes to officers....................................................                  --                (600)
 Decrease in cash overdraft.......................................................              (3,058)             (6,087)
                                                                                            ----------          ----------
    Net cash used in financing activities.........................................              (3,477)            (12,761)
                                                                                            ----------          ----------
     Net increase (decrease)  in cash and cash equivalents........................             (25,134)                933
Cash and cash equivalents, beginning of period....................................              43,315             176,929
                                                                                            ----------          ----------
Cash and cash equivalents, end of period..........................................            $ 18,181           $ 177,862
                                                                                            ==========          ==========

Supplemental schedule of noncash investing and financing activities:
 Fixed asset acquired in exchange for stock.......................................            $  5,965           $   2,000
                                                                                            ==========          ==========
 Acquisition of subsidiaries in exchange for stock................................            $976,478   $              --
                                                                                            ==========          ==========
 Capital lease obligations for equipment..........................................            $  1,112           $  14,072
                                                                                            ==========          ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements of the Company include the accounts of Digital Island, Inc. and its wholly-owned subsidiaries, Sandpiper Networks, Inc., Live On Line, Inc., SoftAware, Inc., Digital Island B.V., Digital Island Ltd., Digital Island (Europe) SA, Digital Island (Hong
Kong), Ltd., Digital Island (Japan) KK, Digital Island GmbH, Digital Island France SAS, Digital Island (Sweden) AB and Digital Island (Belgium) SPRL (collectively, Digital Island or the Company). All intercompany accounts and transactions are eliminated in the accompanying condensed consolidated financial statements.

     The interim financial data as of December 31, 2000 and for the three months ended December 31, 2000 and 1999 is unaudited; however in the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

     Since inception, the Company has incurred net losses and experienced negative cash flow from operations. The Company's ability to achieve profitability and positive cash flow from operations will be dependent upon its ability to grow its revenues substantially and achieve other operating efficiencies. The execution of the Company's business plan will require substantial additional capital to fund its operating losses, working capital leases, sales and marketing expenses, lease payments and capital expenditures. The Company intends to consider its future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner.

2.   Purchase of Technology

     In November 1999, the Company agreed to purchase certain patented technology from SRI International (SRI). Under the terms of the technology purchase agreement, the Company acquired the technology in exchange for $6.0 million of common stock, which was issued in November 1999. In addition, the Company agreed to issue $4.0 million of common stock in exchange for consulting services to incorporate and integrate the purchased technology from SRI of which $2.0 million was issued in August 2000. The value of stock issued under the agreement is recorded as network equipment and technology. In November 2000, the Company issued 338,627 shares of common stock with a value of $2.0 million to SRI International pursuant to the terms of these agreements. The issuance of such shares to SRI is an additional partial payment for consulting services related to the acquired Internet technology and is recorded as network equipment and technology.

3.   Related Party Transactions

     In November 2000, the Company loaned an executive officer of the Company $600,000 through the execution of two promissory notes. The first promissory note is for $150,000 and accrues interest at 8% per annum. The first principal payment of $100,000 is due upon the sale of the officer's previous residence. The final principal payment, together with accrued interest is due in November 2001. The second promissory note is for $450,000 and accrues interest at 8% per annum. Principal payments commence in November 2002 on a monthly basis until the final payment date in November 2004. The proceeds of the loan are collateralized by the officer's principal residence.

     In December 2000, the Company forgave $109,333 of a loan made to an executive officer on June 14, 1999. The proceeds of the original promissory note were intended to finance the tax liability associated with the exercise of stock options. The remaining balance of the June 14, 1999 promissory note from the officer was $18,667 as of December 31, 2000.

4.   Indefeasible Right of Use Agreements

     The Company has recently begun a program of obtaining bandwidth under indefeasible-right-of-use (IRU) agreements. Under the terms of the agreements, the Company will have the authority to utilize certain capacity for a defined number of years ranging from 15-25 years in duration. A one-time payment, which will be amortized to expense over the respective terms of the Agreement, is made at the beginning of the agreement in exchange for the right of usage.

5.  Acquisitions

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

     The following unaudited pro forma combined summary financial information is based on the historical consolidated results of operations of the Company, Sandpiper, and SoftAware as if the Sandpiper and SoftAware acquisitions had occurred as of the beginning of the quarter presented October 1, 1999. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisitions had been effective as of the beginning of the quarter presented October 1, 1999. Pro forma adjustments were applied to the respective historical financial statements to account for the Sandpiper and SoftAware acquisitions as purchases. Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill.


Pro Forma December 31, 1999
(in thousands, except per share amounts)                            1999
------------------------------------------------------------------------------
Revenues                                                             $  10,199
Net loss from operations                                             $(151,301)
Net loss                                                             $(150,509)
Basic and diluted loss per share                                     $   (2.26)


6.         Property and Equipment:

     Property and equipment consists of the following (in thousands):

                                                                                       September 30, 2000     December 31, 2000
                                                                                       ------------------     -----------------
Network equipment and technology.................................................       $       66,180        $     82,954
Communications equipment.........................................................                2,826               2,898
Computer equipment and software..................................................               40,265              40,569
Furniture, fixtures, and leasehold improvements..................................               59,262              86,512
Equipment and fixtures under capital leases......................................               29,916              43,437
                                                                                       ------------------     -----------------
                                                                                               198,449             256,100
Less accumulated depreciation and amortization...................................               31,683              46,238
                                                                                       ------------------     -----------------
Total property and equipment, net................................................       $      166,766         $   209,862
                                                                                       ==================     =================

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

7.   Contingencies and Commitments-Litigation

     On September 13, 2000, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a Complaint in the U.S. District Court of Massachusetts (No. 00ev1181RWZ) alleging that the Company has and continues to infringe U.S. Patent No. 6,108,703 (the "703 Patent"). Based on a preliminary investigation, the Company believes that it has meritorious defenses to Akamai and MIT's claim and intends to vigorously defend itself in any litigation that arises from this claim. In addition, because the Company believes that it was the first to invent the technologies claimed in the 703 Patent, it has instituted proceedings with the U.S. Patent and Trademark Office to confirm its ownership of any such inventions.

     On September 20, 2000, Akamai filed a Motion in the U.S. District Court of Massachusetts requesting Leave to File A Second Amended Complaint in which it alleges that the Company infringes U.S. Patent No. 6,003,030 (the "030 Patent"), which Motion was granted by the Court. Based on a preliminary investigation, the Company believes that it has meritorious defenses to Akamai's claim and intends to vigorously defend itself in any litigation that arises from this claim. On October 18, 2000 Akamai and MIT filed a motion in the U.S. District Court of Massachusetts requesting that the Company be enjoined from offering for sale its Footprint 2.0 content delivery service. A hearing of the motion has been set for February 14, 2001. The Company believes that it has meritorious defenses to Akamai and MIT's request for preliminary injunctive relief and intends to vigorously oppose Akamai and MIT's request.

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) calculation (in thousands, except for share and per share amounts):

                                                                                                   Three Months Ended
                                                                                                      December 31,
                                                                                               --------------------------
                                                                                                 1999             2000
                                                                                               -----------   ------------
                                                                                               (Unaudited)   (Unaudited)
Numerator--Basic and Diluted EPS
 Net Loss..........................................................................            $   (23,980)  $   (142,501)
                                                                                               ===========   ============
Denominator--Basic and Diluted EPS
 Weighted average Common Stock outstanding.........................................             36,829,358     79,933,679
 Common Stock subject to repurchase................................................               (153,221)   (1,798,310 )
                                                                                               -----------   ------------
 Total weighted average Common Stock outstanding...................................             36,676,137     78,135,369
                                                                                               ===========   ============
Basic and diluted loss per share...................................................             $    (0.65)  $     (1.82)
                                                                                               ===========   ============

     Diluted net loss per share for the three months ended December 31, 1999 and 2000 does not include the effect of 7,594,453 and 13,863,370 stock options, respectively, or 0 and 120,393 common stock warrants, respectively, as the effect of their inclusion is antidilutive during each period.

9.   Recently Issued Accounting Pronouncements

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 is effective no later than the quarter ended September 30, 2001. The Company does not expect that the adoption of SAB 101 will have a material effect on its consolidated results of operations or financial position.

     In September 2000, the FASB issued SFAS No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is evaluating the impact, if any, SFAS 140 may have on its consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

10.  Subsequent Event

     In January 2001, the Company issued 103,081 shares of common stock with a value of $490,000 to SRI International pursuant to the terms of the technology acquisition agreement previously executed in November 1999 (see Note 2). This issuance of such shares to SRI is an additional partial payment for consulting services related to the acquired Internet technology.

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

Overview

     We provide a global e-Business delivery network and suite of services for enterprises that use the Internet to deploy critical business applications and conduct e-commerce worldwide. We offer a managed Internet infrastructure that integrates content delivery, hosting, intelligent networking and applications services. We target global enterprises that increasingly rely on the Internet to conduct business, but are constrained by the unreliability, slow performance and limited range of functions of the public Internet. Our customers use our services and proprietary technology to facilitate the deployment of a wide variety of electronic commerce applications, including online marketing and sales, customer service, fulfillment, software, document and multimedia distribution and online training. As of December 31, 2000, we had contracts with 959 customers, of which 871 were deployed, including AOL, Autodesk, Canon, Charles Schwab & Co., Cisco Systems, CNBC.com, E*TRADE, Blue Mountain, FT.com, Intuit, Microsoft, National Semiconductor, UBS Warburg, Reuters, Hewlett-Packard, Glaxo Wellcome, Universal Music Group, and BMG Entertainment.

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

     We have recently begun a program of obtaining bandwidth under indefeasible-right-of-use (IRU) agreements, which convert some of our operating leases to capital leases. We expect this to significantly increase the gross profit margins in our Intelligent Networking business.

     The following discussion comparing our historical results of operations does not reflect the results of operations of Live On Line or SoftAware for the three months ended December 31, 1999 and only reflects the results of three days of operations of Sandpiper, which we acquired on December 28, 1999. Live On Line was acquired on January 18, 2000 and SoftAware was acquired on September 15, 2000.

Results of Operations

Three Months Ended December 31, 2000 and 1999

     Revenue. Revenue increased to $31.6 million for the three months ended December 31, 2000 from $7.6 million for the three months ended December 31, 1999. The increase in revenue was primarily due to increased usage per customer and an increase in the number of deployed customers to 871 from 132, of which a significant portion was acquired in connection with the SoftAware acquisition, which occurred on September 15, 2000.

     Cost of Revenue. Cost of revenue increased to $46.8 million for the three months ended December 31, 2000 from $16.2 million for the three months ended December 31, 1999. The increase in cost of revenue was due to $15.0 million of spending for additional network capacity, $7.3 million in recruitment and compensation costs relating to the addition of network and data center operations personnel and $8.3 million in additional costs associated with expansion of existing data center facilities, the deployment of the San Jose and Japan data center facilities and equipment-related costs.

     Sales and Marketing. Sales and marketing expenses increased to $18.4 million for the three months ended December 31, 2000 from $6.5 million for the three months ended December 31, 1999. This increase was due to $9.0 million of growth in personnel and related costs and $2.9 million of program expenses.

     Product Development. Product development expenses increased to $10.0 million for the three months ended December 31, 2000 from $2.6 million for the three months ended December 31, 1999. This increase was due to $6.5 million in growth of personnel and related costs and $0.9 million of costs arising from new product initiatives, developing intellectual property in content aware routing such as Traceware and Vistaware and developing new technologies to support our Content Delivery and Managed Hosting service offerings.

     General and Administrative. General and administrative expenses increased to $13.6 million for the three months ended December 31, 2000 from $3.1 million for the three months ended December 31, 1999. This increase was due to $5.7 million of growth in personnel and related expenses and $4.8 million office facility expenses, legal and accounting fees and other administrative related expenses.

     Depreciation. Depreciation expense increased to $14.8 million for the three months ended December 31, 2000 from $2.2 million for the three months ended December 31, 1999. This increase was entirely attributed to a significant increase in property and equipment balances.

     Amortization of intangible assets. Amortization expense increased to $73.2 million for the three months ended December 31, 2000 from $1.6 million for the three months ended December 31, 1999. This increase was primarily due to amortization of the goodwill and intangibles related to the acquisitions of Sandpiper, Live On Line and SoftAware which were completed during the year ended September 30, 2000.

     Interest Income, Internet Expense and Other Income, Net. Interest income, interest expense and other income, net, increased to $3.0 million for the three months ended December 31, 2000 from $697,000 for the three months ended December 31, 1999. This increase was due to a higher average cash balance remaining primarily from proceeds of the issuance of shares of our common stock in our secondary stock offering and the issuance of convertible subordinated notes, and was offset by accrued interest expense on the convertible notes.

Liquidity and Capital Resources

     From inception through our initial public offering on June 29, 1999, we financed our operations primarily through private equity placements of $86.9 million dollars and borrowings under notes payable and capital leases from financial institutions of $5.7 million. We raised $63.1 million in net proceeds from our initial public offering. In February 2000, we raised $744.0 million in net proceeds from our secondary offering of our common stock and issuance of convertible subordinated notes. As of December 31, 2000, we had cash, cash equivalents and marketable securities totaling $439.0 million.

     Net cash used in our operating activities for the three months ended December 31, 2000 was $89.5 million. The net cash used by operations was primarily due to working capital requirements and net losses, net of depreciation and amortization. Net cash provided by investment activities was $103.2 million for the three months ended December 31, 2000 and was comprised primarily of proceeds from investments which matured of $213.5 million and proceeds from the sale of equipment of $3.4 million, which were offset by equipment purchases of $44.9 million, investment purchases of $65.9 million and a $2.9 million increase in restricted cash. Net cash used in financing activities was approximately $12.8 million and was related primarily to the decrease in the cash overdraft balance of $6.1 million, repayments of capital lease obligations of $6.7 million, loans made to an executive officer of $600,000 and the repurchase of common stock of $116,000, offset by the repayment of shareholder notes of $468,000 and proceeds from the issuance of common stock of $250,000.

     Pursuant to the merger with Sandpiper, we assumed from Sandpiper a promissory note with a financial institution in the amount of $84,000 at a stated interest rate of 7% per annum, principal and interest due monthly for 36 months and collateralized by equipment. As of December 31, 2000, $32,000 remains outstanding.

     In December 1999, Sun Microsystems agreed to provide $100 million of lease financing, subject to certain milestones, for the acquisition of equipment. As of December 31, 2000, $30 million of lease financing has been made available under this agreement. Total borrowings under this lease line were $9.5 million at December 31, 2000 and are collateralized by the equipment.

     In June 2000, Compaq Computer Corporation agreed to provide $50 million, which may be increased to $80 million under certain circumstances, of lease financing for the acquisition of equipment. We have not drawn any amounts under the financing agreement.

     In addition, we have several other lease lines of credit. Total borrowings under these other lease lines of credit were $18.1 million at December 31, 2000, of which $379,000 and $179,000 were assumed pursuant to the mergers with Sandpiper and SoftAware, respectively. All of these borrowings are collateralized by the equipment.

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

Recent Accounting Pronouncements

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 is effective no later than the quarter ended September 30, 2001. We do not expect that the adoption of SAB 101 will have a material effect on our consolidated results of operations or financial position.

     In September 2000, the FASB issued SFAS No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are evaluating the impact, if any, SFAS 140 may have on our consolidated financial statements.

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

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Set forth below and elsewhere in this Quarterly Report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward looking statement contained in this Quarterly Report.

                              Risks related to us

We have a short operating history.

     Our limited operating history makes it difficult for us to predict future results of operations, and makes it difficult to evaluate us or our prospects. We were incorporated in 1994, and began offering our e-Business delivery network services in January 1997.

     We completed a merger with Sandpiper Networks, Inc. in December 1999, an acquisition of Live on Line, Inc. in January 2000 and an acquisition of SoftAware, Inc. in September 2000. Sandpiper commenced operations in December 1996 and introduced its service in September 1998. Live On Line commenced operations and introduced its service in December 1995. SoftAware commenced operations and introduced its service in January 1994. The limited operating history of the combined company and the limited operating histories of Digital Island, Sandpiper, Live On Line and SoftAware as individual entities may limit your ability to evaluate our prospects and performance, due to:

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

     The revenue and income potential of our business and market is unproven. From inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. For the three months ended December 31, 2000, our operating loss, negative cash flow from operations and net loss were $145.2 million, $89.5 million and $142.5 million, respectively.

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

     Because a relatively large portion of our expenses are fixed in the short-term, particularly with respect to telecommunications capacity, depreciation, real estate and interest expenses and personnel, our results of operations are particularly sensitive to fluctuations in revenues. Due to the foregoing, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. It is possible that, in some future quarters, our operating results may not meet the expectations of public market analysts and investors. In that event, the price of our common stock may fall and our ability to obtain additional financing may be impaired.

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

     We have also recently begun a program of obtaining bandwidth under indefeasible-right-of-use (IRU) agreements, with terms of 15 to 25 years. Although we expect this to significantly increase the gross profit margin by entering these agreements, we also commit to a specific purchased bandwidth capacity for a period of at least 15 years.

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

     As of December 31, 2000, we had contracts with 959 customers of which 871 were deployed. We currently incur costs greater than our revenues and need to increase customer revenue to become profitable. If we are unable to retain or grow our customer base, we will not be able to achieve the economies of scale necessary to offset our fixed and variable operating costs. Our ability to attract new customers depends on a variety of factors, including:

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

     Our network and data centers may not be able to serve expected customer levels or meet performance expectations and we may be unable to obtain additional network capacity from third-party suppliers or build or expand data centers. In addition, as customers' usage of bandwidth increases, we will need to make additional investments in our infrastructure to maintain adequate downstream data transmission speeds, the cost of which may be significant. Upgrading our infrastructure may cause delays or failures in our network. As a result, our network may be unable to achieve or maintain a sufficiently high capacity of data transmission, which could significantly reduce demand for our services, reducing our revenues and adversely affecting our business.

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

     Although we have pending patent applications with the United States Patent and Trademark Office with respect to our Footprint content delivery service, as well as certain Internet technology acquired from SRI International, and were recently issued a U.S. patent with respect to TraceWare, we currently may not have sufficient patented technology to preclude or substantially inhibit competitors from entering our market. Moreover, none of our technology is patented abroad, although we do currently have international patent applications pending. We cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

     In addition to the risks inherent in the litigation with Akamai Technologies described in Part II, Item 1 below, our commercial success will also depend in part on our not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third party patents will require us to develop alternative technology, alter our products or processes, obtain licenses or cease activities that infringe on third party's intellectual property rights. If any such licenses are required, we may not be able to obtain such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer.

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

The carrying value of our goodwill arising from acquisitions could be subject to impairment write-downs.

     The net book value of goodwill as of December 31, 2000 was $1.1 billion.
It is our policy to assess the impairment of long-lived assets, such as goodwill, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If our market capitalization is consistently lower than the carrying value of our assets, this may trigger an impairment analysis. Additionally, if the projected future undiscounted cash flows of our enterprise-wide assets were determined to be less than the carrying value of those assets, we would recognize an impairment loss.

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

     There are few substantial barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future. We compete against information technology and Internet outsourcing firms, national and regional Internet service providers, and global, regional and local telecommunications companies. Our larger competitors may be able to provide customers with additional benefits in connection with their Internet systems and network solutions, including reduced communications costs. As a result, these companies may be able to price their products and services more competitively than we can and respond more quickly than us to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against our current or future competitors, we may lose market share and our business and prospects would suffer.

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

     Stock prices and trading volumes for many Internet companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our operating results may fall below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. Sales of substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public, or the appearance that a large number of shares is available for sale, could depress the market price for our common stock.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On September 13, 2000, Akamai Technologies, Inc. ("Akamai") and the Massachusetts Institute of Technology ("MIT") filed a Complaint in the U.S. District Court of Massachusetts (No. 00ev1181RWZ) alleging that Digital Island infringes U.S. Patent No. 6,108,703 (the "703 Patent"). Based on our preliminary investigation, we believe that we have meritorious defenses to Akamai and MIT's claim and intend to vigorously defend ourselves in any litigation that arises from this claim. In addition, because we believe that we were the first to invent the technologies claimed in the 703 Patent, we have instituted proceedings with the U.S. Patent and Trademark Office to confirm our ownership of any such inventions.

     On September 20, 2000, Akamai filed a Motion in the U.S. District Court of Massachusetts requesting Leave to File A Second Amended Complaint in which it alleges that Digital Island infringes U.S. Patent No. 6,003,030 (the "030 Patent"), which Motion was granted by the Court. Based on our preliminary investigation, we believe that we have meritorious defenses to Akamai's claim and intend to vigorously defend ourselves in any litigation that arises from this claim. On October 18, 2000 Akamai and MIT filed a motion in the U.S. District Court of Massachusetts requesting that Digital Island be enjoined from offering for sale its Footprint 2.0 content delivery service. A Hearing of the motion has been set for February 14, 2001. We believe that we have meritorious defenses to Akamai and MIT's request for preliminary injunctive relief and intend to vigorously oppose Akamai and MIT's request.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Recent Sales of Unregistered Securities

SRI International

     In November 2000, the Company issued 338,627 shares of common stock to SRI International as payment for consulting services related to Internet technology acquired pursuant to a technology purchase agreement executed in November 1999. In January 2001, the Company issued an additional 103,081 shares of common stock as payment for consulting services related to the acquired Internet technology. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    4.1 Registration Rights Agreement dated as of July 1, 2000, by and between Digital Island, Inc. and SRI International.

(b) Reports on Form 8-K.

     On November 21, 2000, the Company filed an Amended Current Report on Form 8-K/A relating to Digital Island's acquisition of SoftAware, Inc. pursuant to which SoftAware became a wholly owned subsidiary of Digital Island. The original Form 8-K announcing the completion of the acquisition was filed on September 22, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 2001                   DIGITAL ISLAND, INC.
                                          (Registrant)

Date: February 14, 2001                   By: /s/ Ruann F. Ernst
                                              ---------------------------------
                                          Ruann F. Ernst,
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)

Date: February 14, 2001                   By: /s/ T.L. Thompson
                                              ---------------------------------
                                          T.L. Thompson,
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)