Form 10-K/A
period 2000-09-30
DIGITAL ISLAND INC
filed 2001-04-11
CIK 1084329

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  Form 10-K/A
                                Amendment No. 2
                                      To
                                   Form 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

   For The Fiscal Year Ended September 30, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period
   from _____________ to _____________

                           Commission File No.
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

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:
   None

                               EXPLANATORY NOTE

   This second amendment to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000, is being filed to include certain additional information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Registrant's program of obtaining bandwidth under indefeasible-right-of-use agreements and the increases in days sales in accounts receivables. In addition, certain additional disclosures were added to Note 2 ("Summary of Significant Accounting Policies") to the Registrant's Consolidated Financial Statements regarding long-lived assets, goodwill, comprehensive income and segment information.

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

   Since inception, we have incurred net losses and experienced negative cash flow from operations. We expect to continue to operate at a net loss and to experience negative cash flows at least through the year 2001. Our ability to achieve profitability and positive cash flow from operations will be dependent upon our ability to grow our revenues substantially and achieve other operating efficiencies. As a result of the recent economic downturn, we have experienced an increase in the aging of our receivables, resulting in increases to our days sales in accounts receivable in spite of the increase in our revenue.

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

   Due to an increase in contracted customers, both revenues and cost of revenues have increased significantly over the course of the year. However, gross margin percentages improved 48 percentage points as a result of the increased utilization of our network, data centers and content delivery infrastructure.

   We have recently begun a program of obtaining bandwidth under indefeasible-right-of-use (IRU) agreements, replacing short-term circuit leases. Under the terms of the agreements, we will have the exclusive use of a specified portion of a specific fiber cable for a defined number of years ranging from 15-25 years in duration. Payment for such contracts is made at the beginning of the contract and recorded as an asset, which will be amortized to cost of revenue over the respective terms of the agreements. Over the term of the agreements, we expect to pay less than we would have paid under the one-year lease contracts that we currently have. We expect the use of IRU agreements to increase the gross profit margins in our Intelligent Networking business by reducing the overall cost of bandwidth.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

   The following table sets forth certain information regarding our executive officers and directors as of January 16, 2001.

    Name                 Age                            Position
    ----                 ---                            --------
Ruann F. Ernst(3)(5)....  54 Chief Executive Officer and Chairman of the Board of Directors
T.L. Thompson...........  54 Chief Financial Officer
Charles Picasso.........  59 Chief Operating Officer
Chris Albinson..........  33 Chief Strategy Officer
Howard Lasky............  48 Vice President, General Counsel and Secretary
Tim Wilson..............  41 Chief Marketing Officer
Charlie Bass(2).........  58 Director
Christos Cotsakos(2)....  52 Director
Marcelo A.
 Gumucio(1)(4)..........  63 Director
G. Bradford
 Jones(1)(3)............  45 Director
Shahan
 Soghikian(1)(3)(4).....  42 Director

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

                                      Annual        Long-Term
                                   Compensation    Compensation
                                ------------------  Securities
    Name and Principal           Salary             Underlying     All Other
       Position(s)         Year   ($)    Bonus ($)   Options    Compensation ($)
    ------------------     ---- -------- --------- ------------ ----------------
Ruann F. Ernst............ 2000 $218,174  $71,000     375,000       $38,379(1)
 Chief Executive Officer   1999  185,961   64,250   1,044,159        24,620(1)
  and Chairman of the
  Board of Directors
Rick Schultz.............. 2000  164,119   87,600      35,000           --
 Vice President, Sales and 1999   82,500   23,111     200,000           --
  Implementation Services
Tim Wilson................ 2000  170,417   65,900      60,000           --
 Chief Marketing Officer   1999  180,446   51,250     280,000           --
Paul Evenson.............. 2000  174,321   49,000      30,000           --
 Vice President,
  Operations               1999  146,635   27,222     200,000           --
Chris Albinson............ 2000  180,000   37,500      45,000        18,476(2)
 Chief Strategy Officer    1999   37,500      --      200,000           --

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

                                                                                   Potential Realizable
                                                                                     Value at Assumed
                                             Percent of                           Annual Rates of Stock
                             Number or      Total Options                         Price Appreciation for
                             Securities      Granted to   Exercise of                  Option Term
                         Underlying Options Employees in      Base     Expiration ----------------------
  Name                      Granted (#)         2000      Price ($/Sh)    Date        5%         10%
  ----                   ------------------ ------------- ------------ ---------- ---------- -----------
Ruann F. Ernst..........      250,000            3.6%        $49.44     11/15/09  $7,773,131 $19,698,653
Ruann Ernst.............      125,000            1.8%         17.19      5/24/10   1,351,336   3,424,553
Rick Shultz.............       35,000            0.5%         25.88      4/14/10     569,652   1,443,612
Tim Wilson..............       60,000            0.8%         25.88      4/14/10     976,547   2,474,763
Paul Evenson............       15,000            0.2%         38.69     10/25/09     364,979     924,928
Paul Evenson............       15,000            0.2%         25.88      4/14/10     244,137     618,691
Chris Albinson..........       25,000            0.4%         84.50      1/31/10   1,328,539   3,366,780
Chris Albinson..........       20,000            0.3%         17.19      5/24/10     216,214     547,929

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

   In November 2000, the board of directors granted Ms. Ernst an additional option for 300,000 shares with an exercise price of $8.25, equal to the fair market value of our common stock at the time of grant. This option will vest and become exercisable in 48 successive equal monthly installments.

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

            Aggregated Option Exercises in 2000 and Year-End Values

                                                   Number of Securities      Value of Unexercised
                                                  Underlying Unexercised    In-the-Money Options at
                            Shares      Value       Options at Year-End            Year-End
                         Acquired on   Realized  ------------------------- -------------------------
          Name           Exercise (#)    ($)     Exercisable Unexercisable Exercisable Unexercisable
          ----           ------------ ---------- ----------- ------------- ----------- -------------
Ruann F. Ernst..........   146,600    $7,173,138   437,137      602,090    $6,220,996   $4,744,419
Rick Schultz............    23,529       639,754    54,095      157,376       702,830    1,856,000
Tim Wilson..............    70,444     5,296,800    45,301      171,006       584,275    1,905,937
Paul Evenson............    21,233     1,060,748    64,222      144,545       895,671    1,794,124
Chris Albinson..........    12,250       111,720    49,581      183,169         2,601       28,599

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

   Ruann F. Ernst, our Chief Executive Officer, previously entered into an employment agreement with us on May 20, 1998 in connection with her commencement of employment. On December 15, 1999, the agreement was amended and restated to increase her salary and bonus levels and to provide her with enhanced severance benefits. Accordingly, should Ms. Ernst's employment be involuntarily terminated (other than for cause) in the absence of a change in control or ownership of Digital Island or more than 18 months following such a change in control or ownership, she will become entitled to the following severance benefits: (i) 12 months of salary continuation, (ii) 50% of her target bonus for the fiscal year in which her involuntary termination occurs, provided the designated performance milestones for that year are actually attained, (iii) continued health care coverage at our expense for up to 12 months and (iv) 12 months of accelerated vesting of her outstanding stock options. Should her employment be involuntarily terminated (other than for cause) within 18 months following a change in control or ownership of Digital Island, she will become entitled to the following change in control severance benefits: (i) 12 months of salary continuation, (ii) 50% of her target bonus for the fiscal year in which her involuntary termination occurs, provided the designated performance milestones for that year are actually attained, (iii) continued health care coverage at our expense for up to 12 months and (iv) accelerated vesting of all her outstanding stock options, with the right to exercise those options for up to one year following the date of her involuntary termination. For purposes of such severance benefits, an involuntary termination will include any constructive termination resulting in her resignation within 90 days following a material reduction in her duties, a reduction in her base salary or a relocation of her principal place of employment by more than 50 miles. Should she resign for any other reason within 6 months after a change in control or ownership of Digital Island, her severance benefits will be limited to 24 months of accelerated vesting under her outstanding options, with the right to exercise those options for up to one year following such resignation. Ms. Ernst will be subject to certain non- compete covenants and consulting obligations for up to a two-year period following her termination or resignation.

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

                                                                  Beneficial
                                                                 Ownership of
                                                                    Shares
                                                               ----------------
Name of Beneficial Owner                                        Number   Shares
------------------------                                       --------- ------
Officers and Directors:
  Ruann F. Ernst(1)...........................................   829,573  1.0%
  Rick Schultz(2).............................................    78,991   *
  Tim Wilson(3)...............................................   175,311   *
  Paul Evenson(4).............................................    94,922   *
  Chris Albinson(5)...........................................    88,858   *
  Charlie Bass(6).............................................   501,228   *
  Marcelo A. Gumucio(7).......................................   203,825   *
  Christos Cotsakos(8)........................................    63,866   *
  G. Bradford Jones(9)........................................   177,798   *
  Shahan Soghikian(10)........................................    10,000   *
  All directors and named executive officers as a group (10
   people)(11)................................................ 2,224,372  2.7%

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

   The following table indicates the highest amount outstanding under each of the foregoing loans during the 2000 fiscal year and the amount outstanding under each loan as of December 31, 2000:

                                                           Highest     Current
                                                           FY 2000   Outstanding
                                                           Balance     Balance
                                                          ---------  -----------
   Ms. Ernst.............................................  $327,998   $218,665
   Mr. Albinson..........................................  $100,000   $ 90,000
   Mr. Picasso...........................................  $    --    $600,000

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

 10.6(G) Employment Agreement between the Registrant and Ruann F. Ernst, as amended and restated.

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

 10.9(A)  Employment Agreement between the Registrant and Leo S. Spiegel

 10.10(A) Employment Agreement between the Registrant and Andrew Swart

 10.11(A) Employment Agreement between the Registrant and David Farber

 10.12(D) Employment Agreement between the Registrant and Howard Lasky

 10.13(G) Employment Agreement between the Registrant and Charles Picasso

 10.14(G) Employment Agreement between the Registrant and Chris Albinson

 10.15(G) Employment Agreement between the Registrant and T. L. Thompson

 10.16(A) Note Secured by Stock Pledge Agreement by Ruann F. Ernst to
          Registrant

 10.17(G) Note Secured by Deed of Trust by Charles Picasso to Registrant

 10.18(G) Promissory Note by Charles Picasso to Registrant

 10.19(A) Lease between the Registrant and Bishop Street Associates

 10.20(A) Lease between the Registrant and Forty-Five Fremont Associates

 10.21(G) Lease between the Registrant and Ogden Properties Limited

 10.22(G) Lease between the Registrant and Corporate Technology Centre
          Associates, LLC

 10.23(G) Lease between the Registrant Telehouse International Corporation of
          America

 10.24(G) Lease for between the Registrant and Cousins/Myers II, LLC

 10.25(G) Global Master Lease and Financing Agreement, by and between the
          Company and Compaq Financial Services Corporation

 10.26(G) Master Lease Line of Credit and Warrant Agreement, between the
          Company and Sun Microsystems Finance

 10.27(G) 2000 Supplemental Stock Option Plan

 10.28(G) Lease between the Registrant and CB Parkway Business Center VI, Ltd.

 10.29(G) Lease between the Registrant and Refuge Assurance

 10.30(G) Lease between the Registrant and Vanderbilt Holdings, LLC

 10.31(G) Lease between the Registrant and E/Shelter GmbH & Co. KG

 21.1(G)  Subsidiaries of Registrant

 23.1     Consent of Independent Accountants

 24.1(G)  Power of Attorney (see signature page to Form 10-K)

 27.1(G)  Financial Data Schedule

--------
(A) Incorporated by reference to Exhibits of the Registrant's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on December 9, 1999.
(B) Incorporated by reference to Exhibits of the Registrant's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on July 17, 2000.

(C) Incorporated by reference to Exhibits of the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2000.
(D) Incorporated by reference to Exhibits of the Registrant's Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2000.
(E) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on October 20, 2000.
(F) Incorporated by references to Exhibits to the Registrant's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on January 21, 2000.
(G) Previously filed

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

                                          Digital Island, Inc.
Date: April 11, 2001

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

                                         September 30, 1999  September 30, 2000
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

 Impairment of long-lived assets, including goodwill and intangible assets:

   The Company evaluates the recoverability of its long-lived assets, including goodwill and intangible assets, in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In addition, the recoverability of goodwill and intangible assets is further evaluated under the provisions of Accounting Principles Board Opinion No. 17 (APB Opinion No. 17), "Intangible Assets," based upon estimated fair value. If such assets are impaired, the impairment loss that will be recognized is the amount by which the carrying value of the assets exceeds their fair value as determined by the related estimated discounted future cash flows. Assets to be disposed of will be reported at the lower of the carrying value or fair value, less the cost of disposition.

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

 Comprehensive Income:

   The Company has adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company's foreign subsidiaries use the US dollar as the functional currency. Therefore, the Company does not have any foreign currency translation adjustments that affect comprehensive income. To date, the Company has not had any significant transactions that are required to be reported in comprehensive income.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

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

   As of September 30, 2000, the Company had property and equipment of $140.7 million and $26.1 million located in the U.S.A. and in foreign locations, respectively. As of September 30, 1999, the Company had property and equipment of $20.9 million, $2.8 million and $1.6 million located in the U.S.A., United Kingdom and in other foreign locations, respectively. For the year ended September 30, 2000, sales to customers located in the U.S.A. and in foreign locations were $50.0 million and $9.1 million, respectively. For the years ended September 30, 1998 and 1999, sales to customers located in the U.S.A. were more than 90% of total revenue.

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

   On January 18, 2000, the Company acquired Live On Line, Inc. (Live On Line). The acquisition price included 799,989 shares of the Company's common stock with a fair market value of $65.9 million and $5.2 million in cash. The transaction was accounted for as a purchase and resulted in intangible assets of $500,000 of assembled workforce, $3.1 million of core technology and $67.4 million of goodwill, which are being amortized

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES
on a straight-line basis over a period of 5 years. Had the acquisition occurred at the beginning of the fiscal year in which the acquisition was completed, or the beginning of the immediately preceding year, combined pro forma revenue and net income would not have been materially different from that currently being reported.

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
                                ===========  =========== =========  ===========

                                 EXHIBIT INDEX

 Exhibit
 Number  Description
 ------- -----------
  23.1   Consent of Independent Auditors