Form 10-Q/A
period 2000-12-31
DIGITAL ISLAND INC
filed 2001-04-11
CIK 1084329

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q/A
                                Amendment No. 1

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

Yes [ X ] No [  ]

As of April 4, 2001, there were 80,706,981 shares of the Registrant's Common Stock outstanding, par value $0.001.

                               Explanatory Note

     The undersigned registrant hereby amends Item 2 of its quarterly report on Form 10-Q for the quarter ended December 31, 2000.

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

     Due to an increase in contracted customers, both revenues and cost of revenues have increased significantly over the course of the year. However, gross margin percentages improved 65 percentage points from the quarter ended December 31, 1999 to the quarter ended December 31, 2000 as a result of the increased utilization of our network, data centers and content delivery infrastructure.

     We have recently begun a program of obtaining bandwidth under indefeasible-right-of-use (IRU) agreements, replacing short-term circuit leases. Under the terms of the agreements, we will have the exclusive use of a specified portion of a specific fiber cable for a defined number of years ranging from 15-25 years in duration. Payment for such contracts is made at the beginning of the contract and recorded as an asset, which will be amortized to cost of revenues over the respective terms of the agreements. Over the term of the agreements, we expect to pay less than we would have paid under the one-year lease contracts that we currently have. We expect the use of IRU agreements to increase the gross profit margins in our Intelligent Networking business by reducing the overall cost of bandwidth.

     The recent economic slowdown has adversely impacted the high technology industry and has generally affected small and medium size companies in that industry to a greater degree. Although our customer base includes some of these small and medium size companies, the majority of our revenues are derived from our large enterprise customers. Therefore, we believe that the impact of the slowdown on our operations is less significant than the impact on the general high technology industry. As with many companies in our industry, we have suffered a depressed stock price and an increase in the aging of our receivables. We have also recently announced a revision of our estimated future revenues to reflect this slowdown while still showing a steady increase and a movement towards profitability.

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


Date: April 11, 2001                      DIGITAL ISLAND, INC.
                                          (Registrant)

Date: April 11, 2001                      By: /s/ Ruann F. Ernst
                                              ---------------------------------
                                          Ruann F. Ernst,
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)

Date: April 11, 2001                      By: /s/ T.L. Thompson
                                              ---------------------------------
                                          T.L. Thompson,
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)