Form 10-Q
period 2001-03-31
DIGITAL ISLAND INC
filed 2001-05-15
CIK 1084329

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

                 For The Quarterly Period Ended March 31, 2001

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

As of May 11, 2001, there were 82,226,556 shares of the Registrant's Common Stock outstanding, par value $0.001.

================================================================================

                             DIGITAL ISLAND, INC.

                          Form 10-Q Quarterly Report
                     For the Quarter Ended March 31, 2001

                               TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                  Number
                                                                                                              -------------
PART I.      Financial Information

Item 1       Financial Statements.............................................................................      3

             Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
             September 30, 2000...............................................................................      3

             Condensed Consolidated Statements of Operations for the three and six months ended March 31,
             2001 and 2000 (unaudited)........................................................................      4

             Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000
             (unaudited)......................................................................................      5

             Notes to Condensed Consolidated Financial Statements (unaudited).................................      6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations............     12

Item 3       Quantitative and Qualitative Disclosures About Market Risk.......................................     16

PART II.     Other Information

Item 1       Legal Proceedings................................................................................     29

Item 2       Changes in Securities and Use of Proceeds........................................................     29

Item 3       Defaults Upon Senior Securities..................................................................     29

Item 4       Submission of Matters to a Vote of Security Holders..............................................     29

Item 5       Other Information................................................................................     29

Item 6       Exhibits and Reports on Form 8-K.................................................................     30

Signatures....................................................................................................     30

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                                       March 31,       September 30,
                                                                                                         2001              2000
                                                                                                     ------------------------------
                                                 ASSETS                                                (Unaudited)
Current assets:
 Cash and cash equivalents....................................................................       $    197,392      $   176,929
 Investments..................................................................................             65,937          289,458
 Accounts receivable, net of allowance of $7,328 (unaudited) and $2,329, respectively.........             30,639           21,298
 Inventory....................................................................................             15,126              554
 Restricted cash..............................................................................             21,894           10,838
 Prepaid expenses and other...................................................................             23,426           22,785
                                                                                                     ------------      -----------
      Total current assets....................................................................            354,414          521,862
Property and equipment, net...................................................................            256,652          166,766
Goodwill, net.................................................................................                 --        1,119,174
Intangible assets, net........................................................................            109,881          170,080
Convertible note issuance costs...............................................................              8,598            9,695
Investments...................................................................................             76,399          124,213
Other assets..................................................................................             10,379            4,336
                                                                                                     ------------      -----------
        Total assets..........................................................................       $    816,323      $ 2,116,126
                                                                                                     ============      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.............................................................................       $     44,674      $    32,325
 Accrued liabilities..........................................................................             20,696           21,852
 Capital lease obligations....................................................................             19,254           10,159
 Cash overdraft...............................................................................             10,753            8,922
 Interest payable.............................................................................              2,588            2,588
 Deferred revenue.............................................................................              1,914            2,605
                                                                                                     ------------      -----------
      Total current liabilities...............................................................             99,879           78,451
Convertible notes.............................................................................            345,000          345,000
Capital lease obligations, less current portion...............................................             13,532           10,077
Other.........................................................................................              2,021              613
                                                                                                     ------------      -----------
      Total liabilities.......................................................................            460,432          434,141
                                                                                                     ------------      -----------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value:
   Authorized: 10,000,000 shares; no shares issued and outstanding............................                 --               --
 Common stock, $0.001 par value:
   Authorized: 100,000,000 shares in 2001 and 2000; issued and outstanding:
        80,725,324 shares at March 31, 2001 (unaudited) and 79,683,686 shares
        at September 31, 2000.................................................................                 80               80
 Additional paid-in capital...................................................................          2,098,955        2,094,566
 Treasury stock...............................................................................               (116)              --
 Deferred compensation........................................................................             (8,225)         (13,310)
 Stockholder note receivable..................................................................             (1,625)          (2,264)
 Common stock warrants........................................................................              3,730            5,850
 Accumulated deficit..........................................................................         (1,736,908)        (402,937)
                                                                                                     ------------      -----------
      Total stockholders' equity..............................................................            355,891        1,681,985
                                                                                                     ------------      -----------
        Total liabilities and stockholders' equity............................................       $    816,323      $ 2,116,126
                                                                                                     ============      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)


                                                                   Three Months Ended                   Six Months Ended
                                                                       March 31,                            March 31,
                                                              -------------------------------    ------------------------------
                                                                   2001            2000              2001               2000
                                                                   ----            ----              ----               ----
                                                                (Unaudited)    (Unaudited)       (Unaudited)         (Unaudited)
Revenue:
    Internet infrastructure services revenue..............   $     27,167      $     11,018      $     54,426      $     18,371
    Hosting equipment revenue.............................          5,663               311            10,044               558
                                                             ------------      ------------      ------------      ------------
  Total revenue...........................................         32,830            11,329            64,470            18,929

Cost of revenue:
 Cost of internet infrastructure services revenue
  (including non-cash compensation expense of $412, $296,
  $866 and $751, respectively)............................         42,271            23,410            85,620            39,402
 Cost of hosting equipment revenue........................          5,017               264             8,510               495
                                                             ------------      ------------      ------------      ------------
  Total cost of revenue...................................         47,288            23,674            94,130            39,897
                                                             ------------      ------------      ------------      ------------

  Gross profit (loss).....................................        (14,458)          (12,345)          (29,660)          (20,968)

Operating expenses:
 Sales and marketing (including non-cash compensation
  expense of $829, $186, $1,711 and $410, respectively)...         19,870            13,963            38,313            20,502
 Product development (including non-cash compensation
  expense of $410, $71, $845 and $157, respectively)......          9,932             4,563            19,887             7,192
 General and administrative (including non-cash
  compensation expense of $820, $75, $1,693 and $165,
  respectively)...........................................         18,195             5,701            31,772             8,757
 Depreciation.............................................         18,394             6,130            33,412             8,371
 Amortization of intangible assets........................         73,010            51,799           145,998            53,383
 Impairment of goodwill and intangible assets.............      1,039,200                --         1,039,200                --
                                                             ------------      ------------      ------------      ------------

  Total operating expenses................................      1,178,601            82,156         1,308,582            98,205
                                                             ------------      ------------      ------------      ------------

  Loss from operations....................................     (1,193,059)          (94,501)       (1,338,242)         (119,173)
                                                             ------------      ------------      ------------      ------------

Interest income...........................................          6,595             3,997            14,976             4,914
Interest expense..........................................         (5,824)           (2,162)          (11,660)           (2,382)
Other income, net.........................................            958               (43)            1,446               (43)
                                                             ------------      ------------      ------------      ------------

    Loss before income taxes..............................     (1,191,330)          (92,709)       (1,333,480)         (116,684)

Provision for income taxes................................            140                 2               491                 7
                                                             ------------      ------------      ------------      ------------

    Net loss..............................................   $ (1,191,470)     $    (92,711)     $ (1,333,971)     $   (116,691)
                                                             ============      ============      ============      ============

Basic and diluted net loss per share......................   $     (15.11)     $      (1.49)     $     (16.99)     $      (2.36)
                                                             ============      ============      ============      ============
Weighted average shares outstanding
 used in per share calculation.............................    78,838,125        62,209,533        78,522,835        49,386,278
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

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                               Six Months
                                                                                                              Ended March 31,
                                                                                                      ----------------------------

                                                                                                        2001                2000
                                                                                                        ----                ----
                                                                                                     (Unaudited)         (Unaudited)
Cash flows from operating activities:
 Net loss.......................................................................................   $ (1,333,971)       $   (116,691)
 Adjustments to reconcile net loss to net cash used in operating activities:....................
   Impairment of goodwill and intangible assets.................................................      1,039,200                  --
   Depreciation and amortization................................................................        180,095              61,776
   Stock compensation expense...................................................................          5,111               1,383
   Amortization of discounts on investments.....................................................         (3,199)               (986)
   Gain on disposal of property and equipment...................................................         (1,330)                 --
     Change in operating assets and liabilities, net of business acquisition....................        (16,809)            (19,413)
                                                                                                   ------------        ------------
    Net cash used in operating activities.......................................................       (130,903)            (73,931)
                                                                                                   ------------        ------------

Cash flows from investing activities:
 Purchases of property and equipment............................................................       (108,079)            (52,412)
 Proceeds from sale of property and equipment...................................................          5,351                  --
 Purchases of investments.......................................................................       (104,264)            (94,632)
 Proceeds from maturities of investments........................................................        374,931              34,454
 Increase in restricted cash....................................................................        (11,056)             (1,300)
 Purchase of intangible assets..................................................................         (4,732)                 --
 Business acquisitions, net of cash acquired....................................................             --                (543)
                                                                                                   ------------        ------------
    Net cash provided by (used in) investing activities.........................................        152,151            (114,433)
                                                                                                   ------------        ------------

Cash flows from financing activities:
 Proceeds from repayment of stockholder note....................................................            462                  90
 Proceeds from issuance of common stock, net....................................................          1,494             437,802
 Proceeds from issuance of convertible notes, net...............................................             --             334,289
 Repurchase of common stock.....................................................................           (116)                 --
 Repayments of bank borrowings..................................................................             --              (1,077)
 Repayments of capital lease obligations........................................................         (3,856)             (1,503)
 Issuance of notes to officers..................................................................           (600)                 --
 Increase in cash overdraft.....................................................................          1,831               2,490
                                                                                                   ------------        ------------
    Net provided by (used in) financing activities..............................................           (785)            772,091
                                                                                                   ------------        ------------

     Net increase in cash and cash equivalents..................................................         20,463             583,727

Cash and cash equivalents, beginning of period..................................................        176,929              43,315
                                                                                                   ------------        ------------

Cash and cash equivalents, end of period........................................................   $    197,392        $    627,042
                                                                                                   ============        ============
Supplemental schedule of non-cash investing and financing activities:
 Fixed asset acquired in exchange for stock.....................................................   $      2,889        $      5,965
                                                                                                   ============        ============
 Acquisition of subsidiaries in exchange for stock..............................................   $         --        $  1,033,516
                                                                                                   ============        ============
 Capital lease obligations for equipment........................................................   $     16,406        $      6,977
                                                                                                   ============        ============
 Warrants issued in exchange for services.......................................................   $         --        $      1,530
                                                                                                   ============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   Basis of Presentation

     The accompanying consolidated financial statements of the Company include the accounts of Digital Island, Inc. and its wholly-owned subsidiaries, Digital Island (Belgium) SPRL, Digital Island France SAS, Digital Island (Germany) GmbH, Digital Island (Hong Kong), Ltd., Digital Island Management (Ireland) Ltd., Digital Island (Japan) KK, Digital Island (Netherlands) B.V., Digital Island (Sweden) AB, Digital Island (Switzerland) SA and Digital Island (United Kingdom) Ltd. (collectively, "Digital Island" or the "Company"). The Company's wholly-owned subsidiaries, Live On Line, Inc., Sandpiper Networks, Inc. and SoftAware, Inc., were merged into Digital Island on March 5, 2001, February 2, 2001 and February 2, 2001, respectively, pursuant to short-form mergers under the Internal Revenue Service Code Section 368. All intercompany accounts and transactions are eliminated in the accompanying condensed consolidated financial statements.

     The interim financial data as of March 31, 2001 and for the three and six months ended March 31, 2001 and 2000 is unaudited; however in the opinion of management, the condensed consolidated financial statements reflect all adjustments which are normal and recurring that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

     Since inception, the Company has incurred net losses and experienced negative cash flow from operations. The Company's ability to achieve profitability and positive cash flow from operations will be dependent upon its ability to grow its revenues substantially and achieve other operating efficiencies. The execution of the Company's business plan will require substantial additional capital to fund its operating losses, working capital leases, sales and marketing expenses, lease payments and capital expenditures. The Company intends to consider its future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by potential strategic partners.

2.   Acquisitions

     On December 28, 1999, the Company merged with Sandpiper Networks, Inc. ("Sandpiper"). The acquisition price included approximately 24.6 million shares of the Company's common stock with a fair market value of $857.0 million, 3.1 million vested and unvested stock options and warrants with a fair market value of $96.6 million and direct transaction costs of $14.0 million. The transaction was accounted for as a purchase and resulted in intangible assets of $2.0 million of assembled workforce, $121.1 million of core technology and $850.8 million of goodwill.

     On January 18, 2000, the Company acquired Live On Line, Inc. ("Live On Line"). The acquisition price included 799,989 shares of the Company's common stock with a fair market value of $65.9 million and $5.2 million in cash. The transaction was accounted for as a purchase and resulted in intangible assets of $500,000 of assembled workforce, $3.1 million of core technology and $67.4 million of goodwill. Had the acquisition occurred at the beginning of the fiscal year in which the acquisition was completed, combined pro forma revenue and net income would not have been materially different from that currently being reported.

     On September 15, 2000, the Company acquired SoftAware, Inc. ("SoftAware"). The acquisition price included 9,301,892 shares of the Company's common stock with a fair market value of $390.5 million, 73,108 vested and unvested stock options with a fair market value of $3.0 million, $20.0 million in cash and estimated direct transaction costs of approximately $5.2 million. The fair value of the common stock options was estimated using the value of the underlying common stock of $41.98, risk-free interest rate of 5.8%, expected life of 4.5 years, expected dividend rate of 0% and volatility rate of 205%. The transaction was accounted for as a purchase and resulted in intangible assets of $44.0 million of customer relationship, $10.3 million of software and technology, $2.1 million of assembled workforce, $3.4 million of trademarks and tradenames, $343.2 million of goodwill and $11.9 million of deferred compensation. Deferred compensation will be amortized over the remaining vesting terms of the related unvested common shares and unvested options using the amortization method under FIN 28.

     In March 2001, the Company recorded a $1,039.2 million impairment charge upon performing an assessment of the goodwill and identifiable intangible assets recorded in the acquisitions of Sandpiper, Live On Line and SoftAware. (See
Note 9.) The remaining intangible assets will be amortized over their estimated useful lives of 5 years.

     The following unaudited pro forma combined summary financial information is based on the historical consolidated results of operations of the Company, Sandpiper, and SoftAware as if the Sandpiper and SoftAware acquisitions had occurred as of the beginning of the six-month period presented October 1, 1999. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisitions had been effective as of the beginning of the six-month period presented October 1, 1999. Pro forma adjustments were applied to the respective historical financial statements to account for the Sandpiper and SoftAware acquisitions as purchases.

          Pro Forma - Six Months Ended March 31, 2000
          (in thousands, except per share amounts)
          -------------------------------------------------------------------
          Revenues..........................................    $    27,465
          Loss from operations..............................    $  (319,437)
          Net loss..........................................    $  (317,035)
          Basic and diluted loss per share..................    $     (3.99)

3.   Property and Equipment:

     Property and equipment consists of the following (in thousands):

                                                                                         March 31,      September 30,
                                                                                           2001             2000
                                                                                    ------------------------------------
          Network equipment and technology..........................................     $ 86,257         $ 66,180
          Communications equipment..................................................        3,880            2,826
          Computer equipment and software...........................................       57,922           40,265
          Furniture, fixtures, and leasehold improvements...........................      117,665           59,262
          Indefeasible right of use agreements......................................        9,098                -
          Equipment and fixtures under capital leases...............................       46,171           29,916
                                                                                         --------         --------
                                                                                          320,993          198,449
          Less accumulated depreciation and amortization............................       64,341           31,683
                                                                                         --------         --------
          Total property and equipment, net.........................................     $256,652         $166,766
                                                                                         --------         --------

     The Company has recently begun a program of obtaining bandwidth under indefeasible-right-of-use (IRU) agreements. Under the terms of the agreements, the Company will have the authority to utilize certain capacity for a defined number of years ranging from 15-25 years in duration. Full payment is made at the beginning of the agreement in exchange for the right of usage, which will be amortized to cost of revenue over the respective terms of the agreements.

4.   Contingencies and Commitments

Carrier Line Agreements:

     The Company has entered into various bandwidth capacity agreements with domestic and foreign carriers. The agreements are generally cancelable and provide for termination fees if canceled by the Company prior to expiration. The cancellation clauses have not been routinely enforced by the carriers in the past. The Company canceled a number of these agreements during the quarter ended March 31, 2001. However, the termination fees for these agreements are subject to negotiation and due to the early stage of negotiations, the estimated loss related to cancellation of the agreements cannot reasonably be determined. The Company has therefore not recorded any liability in connection with this contingency.

Litigation:

     On September 13, 2000, Akamai Technologies, Inc. ("Akamai") and the Massachusetts Institute of Technology ("MIT") filed a Complaint in the U.S. District Court of Massachusetts (No. 00ev1181RWZ) alleging that the Company infringes U.S. Patent No. 6,108,703 (the 703 Patent). Based on a preliminary investigation, the Company believes that it has meritorious defenses to Akamai and MIT's claim and intends to vigorously defend itself in any litigation that arises from this claim. In addition, because the Company believes that it was the first to invent the technologies claimed in the 703 Patent, it has instituted proceedings with the U.S. Patent and Trademark Office (the "PTO") to confirm its ownership of any such inventions (the "Interference Action").

     On September 20, 2000, Akamai filed a Motion in the U.S. District Court of Massachusetts requesting Leave to File A Second Amended Complaint in which it alleges that the Company infringes U.S. Patent No. 6,003,030 (the "030 Patent"), which Motion was granted by the Court. Based on a preliminary investigation, the Company believes that it has meritorious defenses to Akamai's claim and intends to vigorously defend itself in any litigation that arises from this claim. On October 18, 2000 Akamai and MIT filed a Motion in the U.S. District Court of Massachusetts requesting that the Company be enjoined from offering for sale its Footprint 2.0 content delivery service. On March 28, 2001, Akamai's Motion was denied. On April 23, 2001, the Company filed a Motion seeking Summary Judgment with respect to its non-infringement of the 030 Patent. Based on confirmation from the PTO that our claims are in condition for allowance, on May 14, 2001, the Company filed a motion seeking to stay further proceedings in this case until the PTO has formally declared an interference.

     On September 21, 2000, Akamai filed a Compliant in the U.S. District Court, Northern District of California, alleging that the Company's distribution of certain marketing materials constituted False Advertising, Unfair Competition, Intentional Interference With Contractual Relationships and Intentional Interference With Prospective Business Advantage and requesting, among other things, a Temporary Restraining Order prohibiting the Company from disseminating the materials at issue and publicly commenting on certain related issues. Based on a preliminary investigation, the Company believes that it has meritorious defenses to Akamai's claims and intends to vigorously defend itself in any litigation that arises from these claims. On October 13, 2000, the Court denied Akamai's request for a Temporary Restraining Order. On October 26, 2000, the Company filed counterclaims in this case for equitable relief and damages, alleging that Akamai's distribution of certain marketing material constituted false advertising, unfair competition, interference with contract and interference with prospective economic relationships.

     The Company and SRI International ("SRI") are involved in a contract dispute relating to the timing of the issuance and registration of the shares issued to SRI as consideration for technology and related patent and consulting services purchased by the Company under the Technology Purchase Agreement and Research Alliance dated November 22, 1999 (the "SRI Agreement"). SRI asserts that it is owed an additional $2.4 million of Common Stock. The Company believes that it has meritorious defenses to SRI's claims. As required by the SRI Agreement, the parties intend to submit the matter to mediation and if that process is unsuccessful, to binding arbitration. This dispute has not affected, and the Company does not believe that it will affect, our research alliance with SRI.

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) calculation (in thousands, except for share and per share amounts):

                                                                  Three Months Ended            Six Months Ended
                                                                       March 31,                    March 31,
                                                              ------------------------------------------------------

                                                                  2001          2000           2001          2000
                                                                  ----          ----           ----          ----
                                                               (Unaudited)    (Unaudited)    (Unaudited)  (Unaudited)
Numerator--Basic and Diluted EPS
 Net Loss.................................................     $(1,191,470)  $   (92,711)   $(1,333,971)  $  (116,691)
                                                               ===========   ===========    ===========   ===========
Denominator--Basic and Diluted EPS
 Weighted average Common Stock outstanding................      80,548,048    63,784,282     80,237,487    50,186,509
 Common Stock subject to repurchase.......................      (1,709,923)   (1,574,749)    (1,714,652)     (800,231)
                                                               -----------   -----------    -----------   -----------
 Total weighted average Common Stock outstanding..........      78,838,125    62,209,533     78,522,835    49,386,278
                                                               ===========   ===========    ===========   ===========
Basic and diluted loss per share..........................     $    (15.11)  $     (1.49)   $    (16.99)  $     (2.36)
                                                               ===========   ===========    ===========   ===========

     Diluted net loss per share for the three and six months ended March 31, 2001 and 2000 does not include the effect of 13,157,858 and 7,545,207 stock options, respectively, or 120,393 and 26,817 common stock warrants, respectively, as the effect of their inclusion is antidilutive during each period.

6.  Segment Reporting


     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are network services, hosting services, and content delivery. Application services and professional services are reflected in an "all other" category. Network services include the use of the Company's dedicated private network to transport e-Business applications. Hosting services include solutions that provide companies with outsourced Web hosting, including server management. Content delivery includes the use of Footprint, our global content delivery network, which moves all types of rich media content closer to its end-users around the globe. Application services consist of a portfolio of tools, including TraceWare and VistaWare, used to improve deployment, local relevance, security and scale of Internet applications. Professional services both integrate with and extend the standard product offerings to customize the products to a customer's specific needs. The Company evaluates the performance of its operating segments based on revenue and gross profit. Accordingly, the Company does not include sales and marketing expenses, product development expenses, general and administrative expenses, depreciation expense, amortization expense, interest income (expense), other income (expense), and income tax expense in segment profitability. The table below presents financial information for the reportable segments:

                                                               Network        Hosting       Content
                                                              Services        Services      Delivery    All Other    Total
                                                                                  (in thousands)
Three Months Ended March 31, 2001
Revenues..............................................         $ 3,511       $ 16,942      $ 10,946     $ 1,431   $ 32,830
Gross profit..........................................             471         (6,531)       (8,074)       (324)   (14,458)
Three Months Ended March 31, 2000
Revenues..............................................           1,259          4,018         5,210         842     11,329
Gross profit..........................................          (1,685)        (2,211)       (7,271)     (1,178)   (12,345)

Six Months Ended March 31, 2001
Revenues..............................................           6,504         32,393        22,151       3,422     64,470
Gross profit..........................................             668        (12,897)      (17,720)        289    (29,660)
Six Months Ended March 31, 2000
Revenues..............................................           2,542          6,713         8,629       1,045     18,929
Gross profit..........................................          (2,567)        (3,169)      (14,257)       (975)   (20,968)

Asset information by reportable segment is not reported, since the Company does not produce such information internally.

Revenues by geographic area are as follows (in thousands):

                                                                      Three Months Ended               Six Months Ended
                                                                            March 31,                       March 31,
                                                                     -----------------------------------------------------
                                                                       2001            2000            2001          2000
                                                                       ----            ----            ----          ----
Revenues:
  United States...............................................        $29,407        $ 9,279         $57,345       $15,689
  Foreign.....................................................          3,423          2,050           7,125         3,240
                                                                      -------        -------         -------       -------
Total.........................................................        $32,830        $11,329         $64,470       $18,929
                                                                      =======        =======         =======       =======

Property and equipment, net by geographic area are as follows (in thousands):


                                          March 31,     September 30,
                                            2001            2000
                                          ---------------------------

Property and equipment, net:
  United States.......................    $198,915        $140,649
  Foreign.............................      57,737          26,117
                                          --------        --------
Total.................................    $256,652        $166,766
                                          ========        ========

7.  Purchase of Technology

     In November 1999, the Company agreed to purchase certain patented technology from SRI International (SRI). Under the terms of the technology purchase agreement, the Company acquired the technology in exchange for $6.0 million of common stock, which was issued in November 1999. In addition, the Company agreed to issue $4.0 million of common stock in exchange for consulting services to incorporate and integrate the purchased technology from SRI, of which shares valued at $2.0 million were issued in August 2000. In November 2000, January 2001 and February 2001, the Company issued 338,627, 103,081 and 97,103 shares of common stock, respectively, with values of $2.0 million, $490,000 and $413,000, respectively, to SRI International pursuant to the terms of these agreements. The value of stock issued under the agreement is recorded as network equipment and technology.

8.   Related Party Transactions

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

     In December 2000, the Company forgave $109,333 of a loan made to an executive officer on June 14, 1999. The original proceeds of the promissory note were intended to finance the tax liability associated with the exercise of stock options. The remaining balance of the June 14, 1999 promissory note from the officer was $18,667 as of March 31, 2001.


9.   Impairment of Intangible Assets

     During the quarter ended March 31, 2001, management performed an impairment assessment of the goodwill and identifiable intangible assets recorded upon the acquisitions of Sandpiper Networks, Live On Line and SoftAware, which were completed in December 1999, January 2000 and September 2000, respectively. The assessment was performed primarily due to the significant decline in stock price since the date the shares issued in each acquisition were valued. As a result of this review, management recorded a $1,039.2 million impairment charge to reduce goodwill and acquisition-related intangible assets. The charge was determined as the excess of the carrying value of the assets over the related estimated discounted cash flows. After the impairment charge, the net book value of goodwill and acquisition-related identifiable intangible assets as of March 31, 2001 was $0 and $106.0 million, respectively.


10.  Recently Issued Accounting Pronouncements

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ended September 30, 2001. The Company has adopted SAB 101 and has determined that it has no material effect on its consolidated results of operations or financial position.


11.  Subsequent Events

     On April 3, 2001, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from 100 million to 200 million shares.

     On April 6, 2001, the Company issued additional stock options to all employees under the level of Vice President. The Company granted eligible employees a new option to purchase shares of Digital Island's common stock at $1.281 per share, the market price of the Company's common stock on the date of grant. The number of options granted was equal to 40% of the number of unexercised options held by each employee that had an exercise price equal to $10 or more. The new options will vest over a two-year period after the grant date. The new option grants are in addition to, rather than a replacement of, those outstanding options held by employees.

     On April 24, 2001, the Company issued 1,339,916 shares of its common stock to certain members of its senior management team in exchange for 3,108,750 unexercised options to purchase common stock of the Company held by those individuals. The common stock vests in a series of installments over a 3-year period of continued service with the Company. The Company recorded deferred compensation of $3.1 million for the issuance of the restricted stock, which will be amortized to expense over the vesting term of the restricted stock.

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

Overview

     We provide a global e-Business delivery network and suite of services for enterprises that use the Internet to deploy critical business applications and conduct e-commerce worldwide. We offer a managed Internet infrastructure that integrates content delivery, hosting, intelligent networking and applications services. We target global enterprises that increasingly rely on the Internet to conduct business, but are constrained by the unreliability, slow performance and limited range of functions of the public Internet. Our customers use our services and proprietary technology to facilitate the deployment of a wide variety of electronic commerce applications, including online marketing and sales, customer service, fulfillment, software, document and multimedia distribution and online training. As of March 31, 2001, we had contracts with 881 customers, of which 797 were deployed, including ABN AMRO, America Online, Autodesk, Blue Mountain, BMG Entertainment, British Sky Broadcasting, Charles Schwab & Co., Cisco Systems, CNBC.com, E*TRADE, FT.com, Glaxo Wellcome, Hewlett-Packard, Intuit, JP Morgan Chase, Microsoft, National Semiconductor, Reuters, Sony Entertainment, UBS Warburg and Universal Music Group.

     Since inception, we have incurred net losses and experienced negative cash flow from operations. We expect to continue to operate at a net loss and to experience negative cash flows at least into fiscal year 2002. At present, we believe we have sufficient resources to fund our operations through June 2002. Our ability to achieve profitability and positive cash flow from operations will be dependent upon our ability to grow our revenues substantially and achieve other operating efficiencies.

      We derive our revenues from a suite of services, which include content delivery, hosting, sale of hosting equipment, intelligent networking, professional services and application services. We currently sell the majority of our services under contracts with terms of one or more years. Revenues are comprised primarily of bandwidth charges, equipment co-location and storage fees, professional services, streaming events, equipment sales and one-time fees for installation if required to provide services. Bandwidth charges are billed and recognized monthly based on customer usage. Professional services and fees for streaming events are billed and recognized as the related services are performed. Equipment sales are recognized when the equipment is delivered. All other revenues are based on flat-rate monthly charges and recognized as the related services are performed. Installation fees are generally paid in advance, and are recognized ratably over the term of the related contract, generally one to three years.

     Cost of revenues consists primarily of the cost of contracting for lines from telecommunication service providers worldwide and the cost of our network and data center operations. We lease lines under contracts of varying terms. The leasing of transoceanic lines comprises the largest component of our telecommunications expense, with additional costs arising from leasing local circuits between our data centers and points of presence in the United States and international markets. In the future, we expect to increase the size and number of circuits leased based on increases in network volume and geographic expansion. We have recently begun a program of obtaining bandwidth under indefeasible-right-of-use ("IRU") agreements, replacing circuit leases. Under the terms of the majority of the agreements, we enter into a capital lease and will have the exclusive use of a specified portion of a specific fiber cable for a defined number of years ranging from 15-25 years in duration. Payment for such contracts is made at the beginning of the contract and recorded as an owned asset, which will be amortized to depreciation expense over the respective terms of the agreements. Over the term of the agreements, we expect to pay less than we would have paid under the lease contracts that we currently have. We expect the use of IRU agreements to increase the gross profit margins in our Intelligent Networking business by reducing the overall cost of bandwidth. The cost of our network and data center operations is comprised primarily of data centers, equipment maintenance, personnel and related costs associated with the management and maintenance of the network.

     Due to an increase in contracted customers from March 31, 2000 to March 31, 2001, both revenues and cost of revenues have increased significantly over the course of the year. However, gross margin percentages improved 65 percentage points from both the three months ended March 31, 2000 to the three months ended March 31, 2001 and the six months ended March 31, 2000 to the six months ended March 31, 2001 as a result of the increased utilization of our network, data centers and content delivery infrastructure. We expect the increases in revenues and cost of revenues to continue in absolute dollar terms in future quarters. Our cost of revenues consists of many fixed costs related to the build-out of our infrastructure. Therefore, as the utilization of our existing network, data centers and content delivery infrastructure continues to increase, we expect a corresponding increase in our gross margin.

     Our operating expenses, specifically sales and marketing, product development and general and administrative expenses, have increased significantly from the prior year periods as our business has grown. Although we do not expect large fluctuations in these operating expenses from quarter to quarter, we do anticipate a decrease in expenses as a percentage of revenue. A portion of these expenses is variable in nature and will increase with the anticipated increase in revenues. However, we are implementing cost reduction plans to maintain a path towards profitability. We have announced a total headcount reduction and consolidation of regional sites as part of these cost reduction measures. Although these cost reduction plans will not have an immediate impact on our expenses, we expect the effects will be felt in future quarters.

     The recent economic slowdown has adversely impacted the high technology industry and has generally affected small and medium size companies in that industry to a greater degree. Although our customer base includes some of these small and medium size companies, the majority of our revenues are derived from our large enterprise customers. As with many companies in the high technology industry, we have suffered a depressed stock price and an increase in the aging of our receivables. We have taken additional provisions for bad debt, which resulted in an overall decrease to our days sales in accounts receivable.

     The following discussion comparing our historical results of operations does not reflect the results of operations of SoftAware for the three months and six months ended March 31, 2000 and only reflects the results of operations of Sandpiper from December 28, 1999 and the results of operations of Live On Line from January 18, 2000, the dates of the respective acquisitions. SoftAware was acquired on September 15, 2000.

Results of Operations

Three Months Ended March 31, 2001 and 2000

     Revenue. Revenue increased to $32.8 million for the three months ended March 31, 2001 from $11.3 million for the three months ended March 31, 2000. Increases in usage per customer and in the number of deployed customers to 797 from 194 drove revenues to increase in all of the Company's product categories. Specifically, revenue from Network Services increased by $2.3 million, Hosting services by $12.9 million, Content Delivery by $5.7 million and Application and Professional Services by $589,000. Revenue derived from the sale of hosting equipment, included in the Hosting services product category, increased $5.4 million due to an increase in the volume of equipment sales.

     Cost of Revenue. Cost of revenue increased to $47.3 million for the three months ended March 31, 2001 from $23.7 million for the three months ended March 31, 2000. The increase in cost of revenue was due to $8.0 million of spending for additional network capacity, $4.8 million in recruitment and compensation costs relating to the addition of network and data center operations personnel, $6.0 million in additional costs associated with expansion of existing data center facilities and the deployment of the San Jose and Japan data center facilities and $4.8 million of equipment-related costs.

     Sales and Marketing. Sales and marketing expenses increased to $19.9 million for the three months ended March 31, 2001 from $14.0 million for the three months ended March 31, 2000. This increase was due to $7.1 million of growth in personnel and related costs offset by a decrease of $1.2 million of advertising, promotions and other marketing program expenses.

     Product Development. Product development expenses increased to $9.9 million for the three months ended March 31, 2001 from $4.6 million for the three months ended March 31, 2000. This increase was due to $4.5 million in growth of personnel and related costs and $0.8 million of costs arising from new product initiatives, developing intellectual property in content aware routing such as TraceWare and VistaWare and developing new technologies to support our Content Delivery and Managed Hosting service offerings.

     General and Administrative. General and administrative expenses increased to $18.2 million for the three months ended March 31, 2001 from $5.7 million for the three months ended March 31, 2000. This increase was due to $4.6 million of growth in personnel and related expenses and $7.9 million office facility expenses, legal and accounting fees and other administrative related expenses, including an additional $4.5 million bad debt expense.

     Depreciation. Depreciation expense increased to $18.4 million for the three months ended March 31, 2001 from $6.1 million for the three months ended March 31, 2000. This increase was attributed to a significant increase in property and equipment balances. As we continue to build our infrastructure, we expect future increases to our property and equipment balances and therefore expect corresponding increases to depreciation expense.

     Amortization of intangible assets. Amortization expense increased to $73.0 million for the three months ended March 31, 2001 from $51.8 million for the three months ended March 31, 2000. This increase was primarily due to a full period of amortization of the goodwill and intangibles related to the acquisitions of Live On Line and SoftAware, which were completed during January 2000 and September 2000, respectively. Amortization of intangible assets is expected to decrease in future quarters due to an impairment charge on goodwill and intangible assets in the quarter ended March 31, 2001.

     Impairment of Goodwill and Intangible Assets. Impairment of goodwill and intangible assets was recorded in the amount of $1,039.2 million. The impairment charge was based on management performing an impairment assessment of the goodwill and identifiable intangible assets recorded upon the acquisitions of Sandpiper, Live On Line and SoftAware, which were completed during the year ended September 30, 2000. The assessment was performed primarily due to the significant decline in stock price since the date the shares issued in each acquisition were valued. As a result of this review, management recorded the impairment charge to reduce goodwill and acquisition-related intangible assets. The charge was determined as the excess of the carrying value of the assets over the related estimated discounted cash flows. After the impairment charge, the net book value of goodwill and acquisition-related identifiable intangible assets as of March 31, 2001 was $0 and $106.0 million, respectively.

     Interest Income, Interest Expense and Other Income, Net. Interest income, interest expense and other income, net, decreased to $1.7 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000. This decrease was due to a full period of interest expense on the convertible subordinated notes, offset by interest income earned on a higher average cash balance, primarily from proceeds from the issuance of shares of our common stock in our secondary stock offering in February 2000 and of the convertible subordinated notes, and gains on the sale of property and equipment.

Six Months Ended March 31, 2001 and 2000

     Revenue. Revenue increased to $64.5 million for the six months ended March 31, 2001 from $18.9 million for the six months ended March 31, 2000. Increases in usage per customer and in the number of deployed customers to 797 from 194 drove revenues to increase in all of the Company's product categories. Specifically, revenue from Network Services increased by $4.0 million, Hosting services by $25.7, Content Delivery by $13.5 million and Application and Professional Services by $2.4 million. Revenue derived from the sale of hosting equipment, included in the Hosting services product category, increased $9.5 million due to an increase in the volume of equipment sales.

     Cost of Revenue. Cost of revenue increased to $94.1 million for the six months ended March 31, 2001 from $39.9 million for the six months ended March 31, 2000. The increase in cost of revenue was due to $23.0 million of spending for additional network capacity, $12.1 million in recruitment and compensation costs relating to the addition of network and data center operations personnel, $11.1 million in additional costs associated with expansion of existing data center facilities and the deployment of the San Jose and Japan data center facilities and $8.0 million of equipment-related costs.

     Sales and Marketing. Sales and marketing expenses increased to $38.3 million for the six months ended March 31, 2001 from $20.5 million for the six months ended March 31, 2000. This increase was due to $16.1 million of growth in personnel and related costs and $1.7 million of advertising, promotions and other marketing program expenses.

     Product Development. Product development expenses increased to $19.9 million for the six months ended March 31, 2001 from $7.2 million for the six months ended March 31, 2000. This increase was due to $11.0 million in growth of personnel and related costs and $1.7 million of costs arising from new product initiatives, developing intellectual property in content aware routing such as TraceWare and VistaWare and developing new technologies to support our Content Delivery and Managed Hosting service offerings.

     General and Administrative. General and administrative expenses increased to $31.8 million for the six months ended March 31, 2001 from $8.8 million for the six months ended March 31, 2000. This increase was due to $10.3 million of growth in personnel and related expenses and $12.7 million office facility expenses, legal and accounting fees and other administrative related expenses, including an additional $6.2 million of bad debt expense.

     Depreciation. Depreciation expense increased to $33.4 million for the six months ended March 31, 2001 from $8.4 million for the six months ended March 31, 2000. This increase was attributed to a significant increase in property and equipment balances. As we continue to build our infrastructure, we expect future increases to our property and equipment balances and therefore expect corresponding increases to depreciation expense.

     Amortization of intangible assets. Amortization expense increased to $146.0 million for the six months ended March 31, 2001 from $53.4 million for the six months ended March 31, 2000. This increase was primarily due to a full period of amortization of the goodwill and intangibles related to the acquisitions of Sandpiper, Live On Line and SoftAware, which were completed in December 1999, January 2000 and September 2000, respectively. Amortization of intangible assets is expected to decrease in future quarters due to an impairment charge on goodwill and intangible assets in the quarter ended March 31, 2001.

     Impairment of Goodwill and Intangible Assets. Impairment of goodwill and intangible assets was recorded in the amount of $1,039.2 million. The impairment charge was based on management performing an impairment assessment of the goodwill and identifiable intangible assets recorded upon the acquisitions of Sandpiper, Live On Line and SoftAware, which were completed during the year ended September 30, 2000. The assessment was performed primarily due to the significant decline in stock price since the date the shares issued in each acquisition were valued. As a result of this review, management recorded the impairment charge to reduce goodwill and acquisition-related intangible assets. The charge was determined as the excess of the carrying value of the assets over the related estimated discounted cash flows. After the impairment charge, the net book value of goodwill and acquisition-related identifiable intangible assets as of March 31, 2001 was $0 and $106.0 million, respectively.

     Interest Income, Interest Expense and Other Income, Net. Interest income, interest expense and other income, net, increased to $4.8 million for the six months ended March 31, 2001 from $2.5 million for the six months ended March 31, 2000. This increase was due to a higher average cash balance for the six-month period, primarily from proceeds from the issuance of shares of our common stock in our secondary stock offering in February 2000 and of the convertible subordinated notes, and gains on the sale of property and equipment, and was offset by a full period of interest expense on the convertible notes.

Liquidity and Capital Resources

     From inception through our initial public offering on June 29, 1999, we financed our operations primarily through private equity placements of $86.9 million dollars and borrowings under notes payable and capital leases from financial institutions of $5.7 million. We raised $63.1 million in net proceeds from our initial public offering. In February 2000, we raised $744.0 million in net proceeds from our secondary offering of our common stock and issuance of convertible subordinated notes. As of March 31, 2001, we had cash, cash equivalents and marketable securities totaling $334.8 million.

     Net cash used in our operating activities for the six months ended March 31, 2001 was $130.9 million. The net cash used by operations was primarily due to working capital requirements and net losses, net of an impairment charge on goodwill and intangible assets and depreciation and amortization. Net cash provided by investment activities was $152.2 million for the six months ended March 31, 2001 and was comprised primarily of proceeds from investments which matured of $374.9 million and proceeds from the sale of equipment of $5.4 million, which were offset by equipment purchases of $108.0 million, investment purchases of $104.3 million, a $11.1 million increase in restricted cash and $4.7 million of intangible asset purchases. Net cash used in financing activities was approximately $785,000 and was related primarily to the repayments of capital lease obligations of $3.9 million, loans made to an executive officer of $600,000 and the repurchase of common stock of $116,000, offset by an increase in the cash overdraft balance of $1.8 million, proceeds from the issuance of common stock of $1.5 million and the repayment of shareholder notes of $462,000.

     It is also our policy to periodically perform analyses of short-term assets, such as reviewing accounts receivable balances for collectibility and reviewing inventory balances to ensure inventory is carried at the lower of cost or market. During the quarter ended March 31, 2001, we recorded $4.5 million of
bad debt expense based on a review of accounts receivable balances.   If the
collectibility of our accounts receivable balances declines, we may recognize more bad debt expense in future periods. If the market value of our inventory falls below the cost at which it is recorded, we may recognize a write-down of inventory.

     Pursuant to the merger with Sandpiper, we assumed from Sandpiper a promissory note with a financial institution in the amount of $84,000 at a stated interest rate of 7% per annum, principal and interest due monthly for 36 months and collateralized by equipment. As of March 31, 2001, $21,000 remains outstanding.

     In December 1999, Sun Microsystems agreed to provide $100 million of lease financing, subject to certain milestones, for the acquisition of equipment. As of March 31, 2001, $30 million of lease financing has been made available under this agreement. Total borrowings under this lease line were $12.4 million at March 31, 2001 and are collateralized by the equipment.

     In June 2000, Compaq Computer Corporation agreed to provide $50 million, which may be increased to $80 million under certain circumstances, of lease financing for the acquisition of equipment. We have not drawn any amounts under the financing agreement.

     In addition, we have several other lease lines of credit. Total borrowings under these other lease lines of credit were $20.4 million at March 31, 2001, of which $296,000 and $105,000 were assumed pursuant to the mergers with Sandpiper and SoftAware, respectively. The equipment collateralizes all of these borrowings.

     The execution of our business plan will require substantial additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. We intend to consider our future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by potential strategic partners. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements:

 . demand for our services or our anticipated cash flow from operations being less than expected;

 .  our development plans or projections proving to be inaccurate;

 .  our engaging in acquisitions or other strategic transactions; or

 . altering deployment of our network services or the schedule of our expansion plan.

     Other than the lease financing, we have no present commitments or arrangements assuring us of any future equity or debt financing, and there can be no assurance that any such equity or debt financing will be available to us on favorable terms, or at all. If we do not obtain additional financing, we believe that our existing cash resources will be adequate to continue expanding operations on a reduced scale at least through June 2002.

Recent Accounting Pronouncements

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective no later than the quarter ended September 30, 2001. We have adopted SAB 101 and have determined that it has no material effect on our consolidated results of operations or financial position.

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

 .  our unproven ability to generate profits;

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

     The revenue and income potential of our business and market is unproven. From inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. For the six months ended March 31, 2001, our operating loss, negative cash flow from operations and net loss were $1.3 billion, $130.9 million and $1.3 billion, respectively.

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

     We will need to generate significantly higher revenues to achieve and then maintain profitability. Although we have experienced growth in revenues in recent periods, this growth rate may not be indicative of future operating results. We may never be able to achieve or sustain profitability.

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

 . demand for our global network may increase beyond our capacity and we may incur significant expenses to increase such capacity;

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

     Because a relatively large portion of our expenses are fixed in the short-term, particularly with respect to telecommunications capacity, depreciation, real estate and interest expenses and personnel, our results of operations are particularly sensitive to fluctuations in revenues. Due to the foregoing, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. It is possible that, in some future quarters, our operating results may not meet the expectations of public market analysts and investors, as is the case in the current quarter ended March 31, 2001. In that event, the price of our common stock may fall and our ability to obtain additional financing may be impaired.

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

     The bandwidth capacity agreements are generally cancelable and provide for termination fees if canceled by us prior to expiration. The Company canceled a number of these agreements during the quarter ended March 31, 2001. The loss associated with the termination fees cannot be reasonably estimated at this point and may cause a charge to income in future periods.

     We have also recently begun a program of obtaining bandwidth under indefeasible-right-of-use ("IRU") agreements, with terms of 15 to 25 years. Although we expect this to increase the gross profit margin by entering these agreements, we also commit to a specific purchased bandwidth capacity for a period of at least 15 years.

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

     As of March 31, 2001, we had contracts with 881 customers of which 797 were deployed. We have experienced an overall decrease in the numbers of contracted and deployed customers as a result of efforts to increase revenue per customer by discontinuing service with low revenue-generating customers. We currently incur costs greater than our revenues and need to increase customer revenue to become profitable. If we are unable to retain or grow our customer base and revenues, we will not be able to achieve the economies of scale necessary to offset our fixed and variable operating costs. Our ability to attract new customers depends on a variety of factors, including:

 .  the willingness of businesses to outsource their Internet operations;

 .  the reliability and cost-effectiveness of our services; and

 .  our ability to effectively market such services.

     To attract new customers we intend to increase our sales and marketing expenditures. However, our efforts might not result in more sales as a result of the following factors:

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

     Our business is dependent on providing our customers with fast, efficient and reliable network services. To meet these customer requirements we must protect our network infrastructure against damage from:

 .  human error;

 .  fire;

 .  natural disasters;

 .  power loss;

 .  sabotage or vandalism;

 .  telecommunications failures; and

 .  similar events.

     Despite precautions taken by us, the occurrence of a natural disaster or other unanticipated problems at one or more of our data centers could result in service interruptions or significant damage to equipment. We have experienced temporary service interruptions in the past, and we could experience similar interruptions in the future. We may be subject to legal claims and be liable for losses suffered by our customers for disruptions resulting from failures on our network. We have business interruption insurance to minimize the impact of these types of failures. Our agreements with our customers generally attempt to eliminate our liability for consequential or punitive damages not caused by our gross negligence or willful acts. However, those provisions may not protect us from being held liable for such damages. If our disruption rate is high, clients may seek to terminate their contracts with us and our reputation could be harmed, which would materially harm our business.


Prolonged electrical power outages or shortages could harm our business.

     Our data centers are susceptible to regional electrical power shortages and planned or unplanned power outages caused by these shortages. Although we have been subject to "rolling blackouts" due to the uncertainty of California's electricity supply, we have not experienced any interruption of service as a result. We attempt to limit exposure to system downtime by using several backup generators per data center. We also maintain two network-operating centers in Hawaii and in the UK, which would serve to keep the network operational in the event of an outage. The overall power shortage in

California has increased the cost of energy, which we may not be able to pass on to our customers. Power outages, which last beyond our backup arrangements, could harm our customers and our business. Any material interruptions of service could result in material claims and have an adverse effect on our financial position and results of operations.

Our Internet content delivery service is complex and may have errors or defects that could seriously harm our business.

     Our Internet content delivery service is highly complex and is designed to be deployed in very large and complex networks. Because of the nature of this service, we can only fully test it when it is fully deployed in very large networks with high traffic. We and our customers have discovered errors and defects from time to time during the deployment of our service. In the future, there may be additional errors and defects that may adversely affect our service. If we are unable efficiently to fix errors or other problems that may be identified in the future, we could experience:

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

     Our ability to meet our planned growth will require substantial cash resources. The timing and amount of future capital requirements may vary significantly depending on numerous factors including regulatory, technological, competitive and other developments in our industry. We do not expect to generate sufficient cash flow from operations in the near term. Accordingly, our ability to meet additional future capital needs will depend on future equity or debt financing, which we may not be able to obtain on satisfactory terms or at all. In addition, our credit agreements contain covenants restricting our ability to incur further indebtedness, and future borrowing instruments such as credit facilities and lease agreements are likely to contain similar or more restrictive covenants and will likely require us to pledge assets as security for borrowings there under.

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

     Effective April 30, 2001, T.L. Thompson has resigned as the Chief Financial Officer of the Company. The Company's current Treasurer, Addo Barrows, will assume the duties and the title of Interim Chief Financial Officer. David White, Corporate Controller, was appointed Chief Accounting Officer, Vice President in April 2001.

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

We depend on a limited number of suppliers for key components of our network infrastructure, and the loss of one or more suppliers may slow our growth or cause us to lose customers.

      We are dependent on a limited number of providers to supply key components of our infrastructure, including bandwidth capacity leased from telecommunications network providers and networking equipment that, in the quantities and quality demanded by us, are available only from sole or limited sources. While we have entered into various agreements for carrier line capacity, any failure to obtain additional capacity, if required, would impede the growth of our business and cause our financial results to suffer. The routers and switches used in our infrastructure are currently supplied primarily by Cisco Systems. We purchase these components pursuant to purchase orders placed from time to time, we do not carry significant inventories of these components and we have no guaranteed supply arrangements with this vendor. Any failures to obtain required products or services on a timely basis and at an acceptable cost would impede the growth of our business and cause our financial results to suffer. In addition, any failure of our suppliers to provide products or components that comply with evolving Internet and telecommunications standards could cause our business and financial results to suffer.

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

     Although we have patents issued and claims pending with the United States Patent and Trademark Office with respect to our Footprint content delivery service, as well as certain Internet technology acquired from SRI International, and were recently issued a U.S. patent with respect to TraceWare, we currently may not have sufficient patented technology to preclude or substantially inhibit competitors from entering our market. Moreover, none of our technology is patented abroad, although we currently have international patent applications pending. We cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

     Sandpiper entered into strategic relationships with America Online ("AOL"), in April 1999 and with Microsoft in October 1999 for the joint development of technology, services and/or products. We may not be successful in developing such products. The AOL agreement expires in December 2001, and the agreement with Microsoft expires in August 2002. Either party may terminate each agreement if the other party materially breaches the agreement. A termination of, or significant adverse change in, our relationship with AOL or Microsoft could have a material adverse effect on our business.

     We entered into a strategic relationship with SRI International ("SRI") in November 1999 through our acquisition of a patent pending technology developed by SRI in exchange for shares of the Company's common stock. Due to the decline in our stock price since the inception of the agreement, the Company and SRI have been involved in a contract dispute relating to the value of the shares issued, as describe in Part II, Item 1 below.

     We entered into strategic relationships with Sun Microsystems, Inc. and Inktomi Corporation in December 1999 to expand the global electronic business content delivery network through deployment of up to 5,000 Sun servers equipped with Inktomi's Traffic Server and Content Delivery Suite. We may not be successful in such an expansion. A termination of, or significant adverse change in, our relationship with Sun or Inktomi could have a material adverse effect on our business.

     We entered into strategic relationships with Compaq Computer Corporation, Intel Corporation and Microsoft Corporation in June 2000 to extend our infrastructure and to provide broadcast-scale streaming media over the Internet. We may not be successful in such an extension of our infrastructure. A termination of, or significant adverse change in, our relationship with Compaq, Intel or Microsoft could have a material adverse effect on our business.

The carrying value of our assets could be subject to impairment write-downs.

     It is our policy to assess the impairment of long-lived assets, such as fixed assets, goodwill and intangible assets, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If our market capitalization is consistently lower than the carrying value of our assets, this may trigger an impairment analysis. Additionally, if the projected future undiscounted cash flows of our enterprise-wide assets were determined to be less than the carrying value of those assets, we would recognize an impairment loss. During the quarter ended March 31, 2001, we recorded a $1,039.2 million impairment charge based on an impairment assessment of the goodwill and identifiable intangible assets recorded upon the acquisition of Sandpiper, Live On Line and SoftAware. After the impairment charge, the net book value of goodwill and acquisition-related identifiable intangible assets as of March 31, 2001 was $0 and $106.0 million, respectively. We currently have excess capacity in our data centers and we may, in future quarters, recognize an impairment loss related to our fixed assets if their book value exceeds their fair value.

     It is also our policy to periodically perform analyses of short-term assets, such as reviewing accounts receivable balances for collectibility and reviewing inventory balances to ensure inventory is carried at the lower of cost or market. During the quarter ended March 31, 2001, we recorded $4.5 million of
bad debt expense based on a review of accounts receivable balances.   If the
collectibility of our accounts receivable balances declines, we may recognize more bad debt expense in future periods. If the market value of our inventory falls below the cost at which it is recorded, we may recognize a write-down of inventory.

                        Risks Related to Our Industry.

Competition in our industry is intense and growing and we may be unable to compete effectively.

     Our market is highly competitive and fragmented. Our competitors include companies such as AboveNet Communications, Akamai, AT&T, Digex, Exodus Communications, Genuity, Globix, iBeam, InterNAP, MCI WorldCom, Mirror Image and Qwest. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Some of our current and potential competitors have the financial resources to withstand substantial price competition, and many may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors with more extensive customer bases, broader customer relationships and broader industry alliances may be able to use such resources to their advantage in competitive situations, including relationships with many of our current and potential customers. In particular, certain competitors have strategic alliances with entities that have entered into similar alliances with us, including Microsoft.

     There are few substantial barriers to entry, and we expect that we will face additional competition from existing competitors and new market entrants in the future. We compete against information technology and Internet outsourcing firms, national and regional Internet service providers, and global, regional and local telecommunications companies. Our larger competitors may be able to provide customers with additional benefits in connection with their Internet systems and network solutions, including reduced communications costs. As a result, these companies may be able to price their products and services more competitively than we can and respond more quickly than us to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against our current or future competitors, we may lose market share and our business and prospects would suffer.

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

     We market and sell our network services and products in the United States and internationally. While the United States currently represents the majority of our revenues, we expect the percentage of our international sales to increase over time and expect to commit significant resources to expand our international sales and marketing activities throughout fiscal year 2001. However, we may not be able to successfully market, sell, deliver and support our networking services and products internationally. We presently conduct international sales through local subsidiaries in Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Sweden, Switzerland and the United Kingdom and through distributor relationships with third parties in countries where we have no physical presence. Our failure to manage our international operations effectively could limit the future growth of our business, increase our costs, lengthen our sales cycle and require significant management attention.

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

     Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the Internet and technologies used on the Internet that are more strict than those currently in force in the United States. Furthermore, there is an on-going debate in Europe as to the regulation of certain technologies we use, including caching and mirroring. That debate could result in a directive relating to the reform of copyright laws in the European Community that may, if made into law, restrict caching and mirroring. Any or all of these factors could cause our business and prospects to suffer.

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

     Although to date substantially all of our customers have paid for our services in U.S. dollars, we currently pay some of our suppliers in a foreign currency, which subjects us to currency fluctuation risks. For fiscal 1998, fiscal 1999 and fiscal 2000, costs denominated in foreign currencies were nominal and we had insignificant foreign currency losses during those periods. However, we believe that in the future an increasing portion of our revenues and costs will be denominated in foreign currencies. In particular, as the Euro has been introduced, we expect that an increasing portion of our international sales may be Euro-denominated. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

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

     Stock prices and trading volumes for many Internet companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our operating results may fall below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would be likely to significantly decrease. Sales of substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public, or the appearance that a large number of shares is available for sale, could depress the market price for our common stock.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On September 13, 2000, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology ("MIT") filed a Complaint in the U.S. District Court of Massachusetts (No. 00ev1181RWZ) alleging that Digital Island infringes U.S. Patent No. 6,108,703 (the 703 Patent). Based on our preliminary investigation, we believe that we have meritorious defenses to Akamai and MIT's claim and intend to vigorously defend ourselves in any litigation that arises from this claim. In addition, because we believe that we were the first to invent the technologies claimed in the 703 Patent, we have instituted proceedings with the U.S. Patent and Trademark Office (the "PTO") to confirm our ownership of any such inventions (the "Interference Action").

     On September 20, 2000, Akamai filed a Motion in the U.S. District Court of Massachusetts requesting Leave to File A Second Amended Complaint in which it alleges that Digital Island infringes U.S. Patent No. 6,003,030 (the "030 Patent"), which Motion was granted by the Court. Based on our preliminary investigation, we believe that we have meritorious defenses to Akamai's claim and intend to vigorously defend ourselves in any litigation that arises from this claim. On October 18, 2000 Akamai and MIT filed a Motion in the U.S. District Court of Massachusetts requesting that Digital Island be enjoined from offering for sale its Footprint 2.0 content delivery service. On March 28, 2001, Akamai's Motion was denied. On April 23, 2001, the Company filed a Motion seeking Summary Judgment with respect to its non-infringement of the 030 Patent. Based on confirmation from the PTO that our claims are in condition for allowance, on May 14, 2001, the Company filed a Motion seeking to stay further proceedings in this case until the PTO has formally declared an interference.

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

     The Company and SRI International (SRI) are involved in a contract dispute relating to the timing of the issuance and registration of the shares issued to SRI as consideration for technology and related patent and consulting work purchased by the Company under the Technology Purchase Agreement and Research Alliance dated November 22, 1999 (the SRI Agreement). SRI asserts that it is owed an additional $2.4 million of Common Stock. We believe that we have meritorious defenses to SRI's claims. As required by the SRI Agreement, the parties intend to submit the matter to mediation and if that process is unsuccessful, to binding arbitration. This dispute has not and we do not believe that it will effect our research alliance with SRI.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In January 2001 and February 2001, the Company issued 103,081 and 97,103 shares of its common stock, respectively, to SRI International as payment for consulting services related to Internet technology acquired pursuant to a technology purchase agreement executed in November 1999. The shares of common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

ITEM 5. OTHER INFORMATION.

Subsequent Events

     On May 1, 2001, T.L. Thompson resigned from his position as Chief Financial Officer of the Company in order to pursue personal interests. Addo Barrows, the Company's treasurer, will assume the duties of Chief Financial Officer and will have the title of interim Chief Financial Officer. The Company has initiated a search for a new Chief Financial Officer.

     On May 13, 2001, Digital Island, Inc. ("Digital Island"), Cable and Wireless plc ("Cable and Wireless") and Dali Acquisition Corp., a wholly-owned subsidiary of Cable and Wireless, entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Cable and Wireless would acquire Digital Island in a cash tender offer.

     The Merger Agreement provides that Dali Acquisition Corp. will commence a tender offer for the outstanding shares of Digital Island's common stock at a purchase price of $3.40 per share, upon the terms and subject to the conditions set forth in the Merger Agreement. The Merger Agreement further provides that, as soon as practicable after Dali Acquisition Corp. has accepted for payment the shares tendered in the offer, Digital Island will be merged with Dali Acquisition Corp., such that Digital Island will become a wholly-owned subsidiary of Cable and Wireless. Each stockholder of Digital Island would receive in the merger $3.40 in cash for each share of Digital Island common stock then held.

     Attached and incorporated by reference in its entirety as Exhibit 2.1 is a copy of the Merger Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    2.1 Agreement and Plan of Merger, dated May 14, 2001, by and among Cable & Wireless plc, Digital Island, Inc. and Dali Acquisition Corp.

    3.1 Certificate of Amendment to the Company's Certificate of Incorporation dated April 12, 2001

    3.2 Amended and Restated Certificate of Incorporation dated July 2, 1999

(b) Reports on Form 8-K.

    None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001                      DIGITAL ISLAND, INC.
                                        (Registrant)


Date: May 15, 2001                      By: /s/ Ruann F. Ernst
                                        Ruann F. Ernst,
                                        Chief Executive Officer and President
                                        (Principal Executive Officer)


Date: May 15, 2001                      By: /s/ David White
                                        David White,
                                        Vice President and Chief Accounting
                                        Officer