Form 10-Q
period 2001-06-30
DIGITAL ISLAND INC
filed 2001-08-14
CIK 1084329

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

                 For The Quarterly Period Ended June 30, 2001

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                      Commission File Number: #000-26283

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

As of August 1, 2001, there were outstanding 82,606,039 shares of the Registrant's Common Stock, par value $0.001.

================================================================================

                             DIGITAL ISLAND, INC.

                          Form 10-Q Quarterly Report
                      For the Quarter Ended June 30, 2001

                               TABLE OF CONTENTS



                                                                                                                        Page
                                                                                                                       Number
                                                                                                                    -----------
PART I.      Financial Information

Item 1          Financial Statements.................................................................................      3

                Condensed Consolidated Balance Sheets as of June 30, 2001 and
                September 30, 2000  (unaudited)  ....................................................................      3

                Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2001
                and 2000 (unaudited) ................................................................................      4

                Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000
                (unaudited) .........................................................................................      5

                Notes to Interim Condensed Consolidated Financial Statements (unaudited) ............................      6

Item 2          Management's Discussion and Analysis of Financial Condition and Results of Operations ...............     13

Item 3          Quantitative and Qualitative Disclosures About Market Risk ..........................................     17

PART II.     Other Information

Item 1          Legal Proceedings ...................................................................................     30

Item 2          Changes in Securities and Use of Proceeds ...........................................................     31

Item 3          Defaults Upon Senior Securities .....................................................................     31

Item 4          Submission of Matters to a Vote of Security Holders .................................................     31

Item 5          Other Information ...................................................................................     31

Item 6          Exhibits and Reports on Form 8-K ....................................................................     31

Signatures ..........................................................................................................     32

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                                                June 30,            September 30,
                                                                                                  2001                  2000
                                                                                             --------------         -------------
                                           ASSETS                                              (Unaudited)
Current assets:
   Cash and cash equivalents............................................................     $      150,308         $     176,929
   Investments..........................................................................             30,617               289,458
   Accounts receivable, net of allowance of $9,027 (unaudited) and $2,329, respectively.             31,399                21,298
   Inventory............................................................................             15,244                   554
   Restricted cash......................................................................             23,694                10,838
   Prepaid expenses and other ..........................................................             25,180                22,785
                                                                                             --------------         -------------
            Total current assets........................................................            276,442               521,862
Property and equipment, net.............................................................            274,957               166,766
Goodwill, net...........................................................................                 --             1,119,174
Intangible assets, net..................................................................            103,652               170,080
Unamortized convertible note issuance costs.............................................              8,049                 9,695
Investments.............................................................................             55,111               124,213
Other assets............................................................................              9,630                 4,336
                                                                                             --------------         -------------
               Total assets.............................................................     $      727,841         $   2,116,126
                                                                                             ==============         =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................................     $       24,203         $      32,325
   Accrued liabilities..................................................................             23,002                21,852
   Capital lease obligations............................................................             20,617                10,159
   Cash overdraft.......................................................................             17,758                 8,922
   Interest payable.....................................................................              7,763                 2,588
   Deferred revenue.....................................................................              4,093                 2,605
                                                                                             --------------         -------------
            Total current liabilities...................................................             97,436                78,451
Convertible notes.......................................................................            345,000               345,000
Capital lease obligations, less current portion.........................................             12,412                10,077
Other ..................................................................................              2,415                   613
                                                                                             --------------         -------------
            Total liabilities...........................................................            457,263               434,141
                                                                                             --------------          -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value:
         Authorized: 10,000,000 shares; no shares issued and outstanding................                 --                   --
   Common stock, $0.001 par value:
         Authorized: 200,000,000 shares at June 30, 2001 and 100,000,000 shares at September 30,  2000; issued and outstanding: 82,406,188 shares at
         June 30, 2001 (unaudited) and 79,683,686 shares at September 30, 2000 .........                 82                    80
   Additional paid-in capital...........................................................          2,102,891             2,094,566
   Treasury stock.......................................................................               (142)                   --
   Deferred compensation................................................................             (8,696)              (13,310)
   Stockholder note receivable..........................................................             (1,607)               (2,264)
   Common stock warrants................................................................              3,444                 5,850
   Accumulated deficit .................................................................         (1,825,394)             (402,937)
                                                                                             --------------         -------------
            Total stockholders' equity..................................................            270,578             1,681,985
                                                                                             --------------         -------------
               Total liabilities and stockholders' equity...............................     $      727,841         $   2,116,126
                                                                                             ==============         =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)


                                                                     Three Months Ended                   Nine Months Ended
                                                                          June 30,                             June 30,
                                                               -------------------------------      ------------------------------
                                                                   2001             2000               2001              2000
                                                                   ----             ----               ----              ----
                                                                (Unaudited)      (Unaudited)        (Unaudited)        (Unaudited)

Revenue:
    Internet infrastructure services revenue.........          $       27,181   $       13,359      $      81,607    $      31,730
    Hosting equipment revenue........................                   8,400            2,702             18,444            3,260
                                                               --------------   --------------      -------------    -------------
     Total revenue...................................                  35,581           16,061            100,051           34,990

Cost of revenue:
   Cost of internet infrastructure services revenue
     (including non-cash compensation expense of
     $403, $249, $1,269 and $900, respectively)......                  44,610           30,655            130,230           70,057
   Cost of hosting equipment revenue.................                   7,553            2,097             16,063            2,592
                                                               --------------   --------------      -------------    -------------
     Total cost of revenue...........................                  52,163           32,752            146,293           72,649
                                                               --------------   --------------      -------------    -------------

     Gross profit (loss).............................                 (16,582)         (16,691)           (46,242)         (37,659)

Operating expenses:
   Sales and marketing (including non-cash
     compensation expense of $836, $156, $2,547 and
     $566, respectively).............................                  17,256           14,742             55,569           35,244
   Product development (including non-cash
     compensation expense of $422, $60, $1,267 and                      8,089            6,252             27,976           13,444
     $217, respectively).............................
   General and administrative (including non-cash
     compensation expense of $980, $63, $2,673 and
     $228, respectively).............................                  16,144            6,675             47,916           15,432
   Depreciation......................................                  21,093            8,384             54,505           16,755
   Amortization of intangible assets.................                   7,671           53,064            153,672          106,447
   Impairment of goodwill and intangible assets......                      --               --          1,039,200               --
                                                               --------------   --------------      -------------    -------------

     Total operating expenses........................                  70,253           89,117          1,378,838          187,322
                                                               --------------   --------------      -------------    -------------

     Loss from operations............................                 (86,835)        (105,808)        (1,425,080)        (224,981)
                                                               --------------   --------------      -------------    -------------

Interest income......................................                   4,081           11,147             19,057           16,061
Interest expense.....................................                  (5,820)          (5,372)           (17,480)          (7,754)
Other income, net....................................                     213             (125)             1,659             (168)
                                                               --------------   --------------      -------------    -------------

        Loss before income taxes.....................                 (88,361)        (100,158)        (1,421,844)        (216,842)

Provision for income taxes...........................                     122               10                613               17
                                                               --------------   --------------      -------------    -------------

        Net loss.....................................          $      (88,483)  $     (100,168)     $  (1,422,457)   $    (216,859)
                                                               ==============   ==============      =============    =============

Basic and diluted net loss per share.................          $        (1.12)  $        (1.51)     $      (18.05)   $       (3.94)
                                                               ==============   ==============      =============    =============

Weighted average shares outstanding
  used in per share calculation......................              79,274,537       66,389,483         78,787,348       55,032,310
                                                               ==============   ==============      =============    =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DIGITAL ISLAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                                          Nine Months
                                                                                                         Ended June 30,
                                                                                               ----------------------------------
                                                                                                      2001              2000
                                                                                                    --------          --------
                                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:
  Net loss..........................................................................           $    (1,422,457)  $       (216,859)
  Adjustments to reconcile net loss to net cash used in operating activities:.......
      Impairment of goodwill and intangible assets..................................                 1,039,200                 --
      Depreciation and amortization ................................................                   209,628            123,225
      Stock compensation expense....................................................                     7,756              1,911
      Amortization of discounts on investments......................................                    (3,390)            (7,254)
      Gain on disposal of property and equipment....................................                    (1,470)                --
      Change in operating assets and liabilities, net of business acquisitions......                   (28,830)           (24,212)
                                                                                               ---------------   ----------------
        Net cash used in operating activities.......................................                  (199,563)          (123,189)
                                                                                               ---------------   ----------------

Cash flows from investing activities:
  Purchases of property and equipment...............................................                  (147,479)           (79,153)
  Proceeds from sale of property and equipment......................................                     5,351                 --
  Purchases of investments..........................................................                  (110,160)          (412,391)
  Proceeds from maturities of investments...........................................                   436,601             49,304
  Increase in restricted cash.......................................................                   (12,856)            (6,300)
  Purchase of intangible assets.....................................................                    (5,624)                --
  Business acquisitions, net of cash acquired.......................................                        --               (543)
                                                                                               ---------------   ----------------
        Net cash provided by (used in) investing activities.........................                   165,833           (449,083)
                                                                                               ---------------   ----------------

Cash flows from financing activities:
  Repayment of stockholder note.....................................................                       462                 93
  Proceeds from issuance of common stock, net.......................................                     2,319            497,798
  Proceeds from issuance of convertible notes, net..................................                        --            334,066
  Repurchase of common stock........................................................                      (142)                --
  Repayments of bank borrowings.....................................................                        --             (1,199)
  Repayments of capital lease obligations...........................................                    (3,766)            (3,309)
  Issuance of notes to officers.....................................................                      (600)                --
  Increase in cash overdraft........................................................                     8,836              6,389
                                                                                               ---------------   ----------------
        Net cash provided by financing activities...................................                     7,109            833,838
                                                                                               ---------------   ----------------

          Net increase (decrease) in cash and cash equivalents......................                   (26,621)           261,566

Cash and cash equivalents, beginning of period......................................                   176,929             43,315
                                                                                               ---------------   ----------------

Cash and cash equivalents, end of period............................................           $       150,308   $        304,881
                                                                                               ===============   ================

Supplemental schedule of non-cash investing and financing activities:
  Fixed asset acquired in exchange for stock........................................           $         2,889   $          5,965
                                                                                               ===============   ================
  Acquisition of subsidiaries in exchange for stock.................................           $            --   $      1,033,516
                                                                                               ===============   ================
  Capital lease obligations for equipment...........................................           $        16,559   $          9,579
                                                                                               ===============   ================
  Restricted stock issued in exchange for the cancellation of options...............           $         3,109   $             --
                                                                                               ===============   ================
  Warrants issued in exchange for services..........................................           $            --   $          2,785
                                                                                               ===============   ================


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DIGITAL ISLAND, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   Basis of Presentation

     The accompanying consolidated financial statements of the Company include the accounts of Digital Island, Inc. and its wholly-owned subsidiaries, Digital Island Australia Pty Ltd, Digital Island (Belgium) SPRL, Digital Island France SAS, Digital Island (Germany) GmbH, Digital Island (Hong Kong), Ltd., Digital Island Management (Ireland) Ltd., Digital Island (Japan) KK, Digital Island (Netherlands) B.V., Digital Island (Sweden) AB, Digital Island (Switzerland) SA and Digital Island (United Kingdom) Ltd. (collectively, "Digital Island" or the "Company"). The Company's wholly owned subsidiaries, Live On Line, Inc., Sandpiper Networks, Inc. and SoftAware, Inc., were merged into Digital Island on March 5, 2001, February 2, 2001 and February 2, 2001, respectively, pursuant to short-form mergers under the Internal Revenue Service Code Section 368. All intercompany accounts and transactions are eliminated in the accompanying condensed consolidated financial statements.

     The interim financial data as of June 30, 2001 and for the three and nine months ended June 30, 2001 and 2000 is unaudited; however in the opinion of management, the condensed consolidated financial statements reflect all adjustments which are normal and recurring that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

     In March 2001, the Company recorded a $1,039.2 million impairment charge upon performing an assessment of the goodwill and identifiable intangible assets recorded in the acquisitions of Sandpiper, Live On Line and SoftAware. (See Note 10.) The remaining intangible assets will be amortized over their estimated useful lives of 5 years.

     The following unaudited pro forma combined summary financial information is based on the historical consolidated results of operations of the Company, Sandpiper, and SoftAware as if the Sandpiper and SoftAware acquisitions had occurred as of the beginning of the nine-month period presented October 1, 1999. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisitions had been effective as of the beginning of the nine-month period presented October 1, 1999. Pro forma adjustments were applied to the respective historical financial statements to account for the Sandpiper and SoftAware acquisitions as purchases.

          Pro Forma - Nine Months Ended June 30, 2000 (in thousands, except per share amounts)
          -----------------------------------------------------------------
          Revenues ...........................................    $  45,532
          Loss from operations ...............................    $(504,065)
          Net loss ...........................................    $(495,937)
          Basic and diluted loss per share ...................    $   (5.83)


3.   Property and Equipment

     Property and equipment consists of the following (in thousands):


                                                                                  June 30,          September 30,
                                                                                    2001               2000
                                                                                -----------         ------------
          Network equipment and technology ...............................      $   105,455         $     66,180
          Communications equipment........................................            4,292                2,826
          Computer equipment and software.................................           65,468               40,265
          Furniture, fixtures, and leasehold improvements.................          137,489               59,262
          Indefeasible right of use agreements............................           11,563                   --
          Equipment and fixtures under capital leases.....................           35,959               29,916
                                                                                -----------         ------------
                                                                                    360,226              198,449
          Less accumulated depreciation and amortization..................           85,269               31,683
                                                                                -----------         ------------
          Total property and equipment, net ..............................       $  274,957         $    166,766
                                                                                -----------         ------------

     The Company has begun a program of obtaining bandwidth under indefeasible-right-of-use (IRU) agreements. Under the terms of the agreements, the Company will have the authority to utilize certain capacity for a defined number of years ranging from 15-25 years in duration. Full payment is made at the beginning of the agreement in exchange for the right of usage, which will be amortized to cost of revenue over the respective terms of the agreements.


4.   Contingencies and Commitments

Carrier Line Agreements:

     The Company has entered into various bandwidth capacity agreements with domestic and foreign carriers. The agreements are generally cancelable and provide for termination fees if canceled by the Company prior to expiration. The cancellation clauses have not been routinely enforced by the carriers in the past. The Company canceled a number of these agreements during the nine months ended June 30, 2001. However, the termination fees for these agreements are subject to negotiation and due to the early stage of negotiations, the estimated loss related to cancellation of the agreements cannot reasonably be determined. The Company has therefore not recorded any liability in connection with this contingency.

Litigation:

     On September 13, 2000, Akamai Technologies, Inc. ("Akamai") and the Massachusetts Institute of Technology ("MIT") filed a Complaint in the U.S. District Court of Massachusetts (No. 00ev1181RWZ) alleging that the Company infringes U.S. Patent No. 6,108,703 (the "703 Patent"). Based on its preliminary investigation, the Company believes that it have meritorious defenses to Akamai and MIT's claim and intends to vigorously defend itself in any litigation that arises from this claim. In addition, because the Company believes that it was the first to invent the technologies claimed in the 703 Patent, it has instituted proceedings with the U.S. Patent and Trademark Office (the "PTO") to confirm its ownership of any such inventions (the "Interference Action").

     On September 20, 2000, Akamai filed a Motion in the U.S. District Court of Massachusetts requesting Leave to File A Second Amended Complaint in which it alleges that the Company infringes U.S. Patent No. 6,003,030 (the "030 Patent"), which Motion was granted by the Court. Based on the Company's preliminary investigation, it believes that it has meritorious defenses to Akamai's claim and intends to vigorously defend itself in any litigation that arises from this claim. On October 18, 2000 Akamai and MIT filed a motion in the U.S. District Court of Massachusetts requesting that the Company be enjoined from offering for sale its Footprint 2.0 content delivery service. On March 28, 2001, Akamai's Motion was denied.

     On September 21, 2000, Akamai filed a Compliant in the U.S. District Court, Northern District of California, alleging that the Company's distribution of certain marketing materials constituted false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with prospective business advantage and requesting, among other things, a Temporary Restraining Order prohibiting the Company from disseminating the materials at issue and publicly commenting on certain related issues. Based on the Company's preliminary investigation, it believes that it have meritorious defenses to Akamai's claims and intends to vigorously defend itself in any litigation that arises from these claims. On October 13, 2000, the Court denied Akamai's request for a Temporary Restraining Order. On October 26, 2000, the Company filed counterclaims in this case for equitable relief and damages, alleging that Akamai's distribution of certain marketing material constituted false advertising, unfair competition, and interference with contract and interference with prospective economic relationships.

     The Company and SRI International ("SRI") are involved in a contract dispute relating to the timing of the issuance and registration of the shares issued to SRI as consideration for the technology and related patent and consulting work purchased by the Company under the Technology Purchase Agreement and Research Alliance dated November 22, 1999 (the "SRI Agreement"). SRI asserts that it is owed an additional $2.4 million of Common Stock. The Company believes that it has meritorious defenses to SRI's claims. As required by the SRI Agreement, the parties submitted the matter to mediation and presently intend to submit the matter to binding arbitration.


5.   Calculation of Net Loss Per Share

     Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) calculation (in thousands, except for share and per share amounts):

                                                               Three Months Ended              Nine Months Ended
                                                                    June 30,                       June 30,
                                                           -----------------------------------------------------------
                                                              2001             2000         2001            2000
                                                              ----             ----         ----            ----
                                                           (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
Numerator--Basic and Diluted EPS
  Net Loss.............................................    $    (88,483)   $  (100,168)  $ (1,422,457)    $   (216,859)
                                                           ============    ===========   ============     ============
Denominator--Basic and Diluted EPS
  Weighted average Common Stock outstanding............      81,945,543     67,424,607     80,806,839       55,973,564
  Common Stock subject to repurchase...................      (2,671,006)    (1,035,124)    (2,019,491)        (941,254)
                                                           ------------    -----------   ------------     ------------
  Total weighted average Common Stock outstanding......      79,274,537     66,389,483     78,787,348       55,032,310
                                                           ============    ===========   ============     ============
Basic and diluted loss per share.......................    $      (1.12)   $     (1.51)  $     (18.05)    $      (3.94)
                                                           ============    ===========   ============     ============

     Diluted net loss per share for the three and nine months ended June 30, 2001 and 2000 does not include the effect of 13,612,009 and 10,716,587 stock options, respectively, or 120,393 and 53,634 common stock warrants, respectively, as the effect of their inclusion is antidilutive during each period.

6.   Stockholders' Equity

     In April 2001, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from 100 million to 200 million shares.

     In April 2001, the Company issued additional stock options to all employees under the level of Vice President. The Company granted eligible employees new options to purchase 1,662,500 shares of Digital Island's common stock at $1.281 per share, the market price of the Company's common stock on the date of grant. The number of options granted was equal to 40% of the number of unexercised options held by each employee that had an exercise price equal to $10 or more. The new options will vest over a two-year period after the grant date. The new option grants are in addition to, rather than a replacement of, those outstanding options held by employees.

     In April 2001, the Company issued 1,339,916 shares of its common stock to certain members of its senior management team in exchange for 3,108,750 unexercised options to purchase common stock of the Company held by those individuals. The common stock vests in a series of installments over a 3-year period of continued service with the Company. The Company recorded deferred compensation of $3.1 million for the issuance of the restricted stock, which will be amortized to expense over the vesting term of the restricted stock.


7.   Segment Reporting

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

                                                       Network        Hosting          Content
                                                       Services       Services        Delivery      All Other        Total
                                                                                   (in thousands)
         Three Months Ended June 30, 2001
         Revenues ................................     $  3,631       $ 19,688        $ 10,475      $  1,787      $   35,581
         Gross profit.............................          477         (6,049)        (11,611)          601         (16,582)
         Three Months Ended June 30, 2000
         Revenues ................................        2,719          6,075           5,353         1,914          16,061
         Gross profit.............................         (465)        (6,462)         (8,649)       (1,115)        (16,691)

         Nine Months Ended June 30, 2001
         Revenues ................................       10,135         52,081          32,626         5,209         100,051
         Gross profit.............................        1,145        (18,952)        (29,323)          888         (46,242)
         Nine Months Ended June 30, 2000
         Revenues ................................        5,261         12,788          13,982         2,959          34,990
         Gross profit.............................       (3,042)        (9,591)        (22,954)       (2,072)        (37,659)

     Asset information by reportable segment is not reported, since the Company does not produce such information internally.

     Revenues by geographic area are as follows (in thousands):



                                  Three Months Ended           Nine Months Ended
                                       June 30,                     June 30,
                                  ----------------------------------------------
                                    2001        2000           2001        2000
                                   ------      ------         ------      ------

         Revenues:
              United States.............................     $ 30,811    $ 13,039     $ 88,157   $ 28,728
              Foreign ..................................        4,769       3,022       11,894      6,262
                                                             --------    --------    ---------   --------
         Total .........................................     $ 35,581    $ 16,061    $ 100,051   $ 34,990
                                                             ========    ========    =========   ========

         Property and equipment, net by geographic area are as follows (in thousands):

                                                            June 30     September 30,
                                                              2001          2000
                                                        ------------------------------
         Property and equipment, net:
              United States...........................      $207,406      $140,649
              Foreign ................................        67,551        26,117
                                                        ------------     ---------
         Total .......................................      $274,957     $ 166,766
                                                        ============     =========

         The property and equipment balance as of June 30, 2001 includes net property and equipment of $31,164 located in the United Kingdom.


8.       Purchase of Technology

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


9.       Related Party Transactions

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

         In December 2000, the Company forgave $109,333 of a loan made to an executive officer on June 14, 1999. The original proceeds of the promissory note were intended to finance the tax liability associated with the exercise of stock options. The remaining balance of the June 14, 1999 promissory note from the officer was $18,667 as of June 30, 2001.


10.      Impairment of Intangible Assets

         During the quarter ended March 31, 2001, management performed an impairment assessment of the goodwill and identifiable intangible assets recorded upon the acquisitions of Sandpiper Networks, Live On Line and SoftAware, which were completed in December 1999, January 2000 and September 2000, respectively. The assessment was performed primarily due to the significant decline in stock price since the date the shares issued in each acquisition were valued. As a result of this review, management recorded a $1,039.2 million impairment charge to reduce goodwill and acquisition-related intangible assets. The charge was determined as the excess of the carrying value of the assets over the related estimated discounted cash flows. The net book value of goodwill and acquisition-related identifiable intangible assets as of June 30, 2001 was $0 and $99.0 million, respectively.

11.      Acquisition by Cable and Wireless plc

         On May 14, 2001, the Company, Cable and Wireless plc ("Cable & Wireless"), and Dali Acquisition Corp., an indirect wholly-owned subsidiary of Cable & Wireless, entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Cable & Wireless would acquire Digital Island in a cash tender offer.

         The Merger Agreement provided that Dali Acquisition Corp. was to commence a tender offer for the outstanding shares of the Company's common stock at a purchase price of $3.40 per share, upon the terms and subject to the conditions set forth in the Merger Agreement. The Merger Agreement further provides that, as soon as practicable after Dali Acquisition Corp. has accepted for payment the shares tendered in the offer, the Company will be merged with Dali Acquisition Corp., such that Digital Island will become a wholly-owned subsidiary of Cable & Wireless. It is expected that at the effective time of the merger will occur on or about August 30, 2001. Each stockholder of the Company will receive in the merger $3.40 in cash for each share of the Company's common stock then held.

         As of the expiration of the tender offer on June 18, 2001, 62,691,770 shares of the Company's common stock, representing approximately 76.2% of the total issued and outstanding shares had been tendered and a change in control occurred. On that date, Cable & Wireless provided for a twenty business day subsequent offering period expiring on July 17, 2001. See Note 14 below.

         The Company has historically leased circuits from Cable & Wireless. As of June 30, 2001, the Company has IRU agreements of $3.2 million with Optus Networks Pty Ltd, a subsidiary of Cable & Wireless. The Company recorded cost of revenue of $576,000 in the 3 months ended June 30, 2001 for lease agreements in place prior to the announcement of the acquisition.


12.      Repurchase of Convertible Notes

         On June 22, 2001, the Company notified all holders of the $345,000,000 outstanding principal amount of 6% convertible subordinated notes due February 15, 2005 of a change in control that occurred on June 19, 2001 (See Note 11). As a result of the change in control, the holders of the notes may exercise their repurchase right requiring the Company to repurchase their notes at a price equal to the principal amount of such notes plus accrued but unpaid interest up to (but not including) August 20, 2001. The repurchase right was set to expire on July 23, 2001, but was extended by the Company to August 15, 2001.


13.      Recently Issued Accounting Pronouncements

         In July 2001, the FASB issued two Statements; Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 revises the accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with a fiscal year beginning after March 15, 2001. The Company expects to adopt the pronouncement as of October 1, 2001, which is the beginning of its fiscal year 2002. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.


14.      Subsequent Events

         On July 17, 2001, a twenty business day subsequent offering period for the tender offer for all of the issued and outstanding shares of common stock of the Company expired. An additional 6,441,749 shares were tendered in the subsequent offering period increasing Cable & Wireless' ownership interest in the Company to approximately 69,133,519 shares or 83.7% of the outstanding shares of the Company.

         In August 2001, the Company became aware that a purported shareholder class action lawsuit was filed in the US District Court for the Southern District of New York naming the Company as a defendant along with certain of its present and former officers and directors and alleging violations of certain sections of the Securities Act 1933 and the Securities Exchange Act 1934. The actions allege that the Registration Statement and Prospectus ("Prospectus") through which the Company conducted its initial public offering ("IPO") in June 1999, was false and misleading because it failed to disclose, amongst other things, that (i) the underwriters of the IPO allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of the Company's shares issued in connection with the IPO; and (ii) the underwriters allegedly had entered into agreements with customers whereby the underwriters agreed to allocate the Company's shares to those customers in the IPO in exchange for which the customers agreed to purchase additional shares of the Company in the after market at pre-determined prices.

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

Overview

         We provide a global e-Business delivery network and suite of services for enterprises that use the Internet to deploy critical business applications and conduct e-commerce worldwide. We offer a managed Internet infrastructure that integrates content delivery, hosting, intelligent networking and applications services. We target global enterprises that increasingly rely on the Internet to conduct business, but are constrained by the unreliability, slow performance and limited range of functions of the public Internet. Our customers use our services and proprietary technology to facilitate the deployment of a wide variety of electronic commerce applications, including online marketing and sales, customer service, fulfillment, software, document and multimedia distribution and online training. As of June 30, 2001, we had contracts with 750 customers, of which 668 were deployed, including ABN AMRO, America Online, Autodesk, Blue Mountain, BMG Entertainment, British Sky Broadcasting, Charles Schwab & Co., Cisco Systems, CNBC.com, E*TRADE, FT.com, Glaxo Wellcome, Hewlett-Packard, Intuit, JP Morgan Chase, Microsoft, National Semiconductor, Reuters, Sony Entertainment, UBS Warburg and Universal Music Group.

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

         On May 14, 2001, the Company, Cable & Wireless and Dali Acquisition Corp., an indirect wholly-owned subsidiary of Cable & Wireless, entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Cable & Wireless would acquire the Company in a cash tender offer. As of the close of the initial offering period and the subsequent offering period, Cable & Wireless' ownership interest in the Company was approximately 69,133,519 shares or 84% of the outstanding shares of the Company. The completion of the acquisition is expected to be on or around August 30, 2001, at which time the Company will become a wholly owned subsidiary of Cable & Wireless. Although financing terms have not yet been agreed, Cable & Wireless has agreed to support the Company in its path to profitability.

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

         Cost of revenues consists primarily of the cost of contracting for lines from telecommunication service providers worldwide and the cost of our network and data center operations. We lease lines under contracts of varying terms. The leasing of transoceanic lines comprises the largest component of our telecommunications expense, with additional costs arising from leasing local circuits between our data centers and points of presence in the United States and international markets. In the future, we expect to increase the size and number of circuits leased based on increases in network volume and geographic expansion. We have begun a program of obtaining bandwidth under indefeasible-right-of-use ("IRU") agreements, replacing circuit leases. Under the terms of the majority of the agreements, we enter into a capital lease and will have the exclusive use of a specified portion of a specific fiber cable for a defined number of years ranging from 15-25 years in duration. Payment for such contracts is made at the beginning of the contract and recorded as an owned asset, which will be amortized to expense over the respective terms of the agreements. Over the term of the agreements, we expect to pay less than we would have paid under the lease contracts that we currently have. We expect the use of IRU agreements to increase the gross profit margins in our Intelligent Networking business by reducing the overall cost of bandwidth. The cost of our network and data center operations is comprised primarily of data centers, equipment maintenance, personnel and related costs associated with the management and maintenance of the network.

         Due to an increase in contracted customers from June 30, 2000 to June 30, 2001, both revenues and cost of revenues have increased significantly over the course of the year. However, gross margin percentages improved 57 and 64 percentage points from the three and nine months ended June 30, 2000 to the three and nine months ended June 30, 2001, respectively, as a result of the increased utilization of our network, data centers and content delivery infrastructure. We expect the increases in revenues and cost of revenues to continue in absolute dollar terms in future quarters. Our cost of revenues consists of many fixed costs related to the build-out of our infrastructure. Therefore, as the utilization of our existing network, data centers and content delivery infrastructure continues to increase, we expect a corresponding increase in our gross margin.

         Our operating expenses, specifically sales and marketing, product development and general and administrative expenses, have increased significantly from the prior year periods as our business has grown. Although we do not expect large fluctuations in these operating expenses from quarter to quarter, we do anticipate a decrease in expenses as a percentage of revenue. A portion of these expenses is variable in nature and will increase with the anticipated increase in revenues. However, we are implementing cost reduction plans to maintain a path towards profitability. On May 1, 2001, we announced a total headcount reduction and consolidation of regional sites as part of these cost reduction measures. As a direct result of these cost reduction plans, our operating expenses for the three months ended June 30, 2001 have decreased by $6.7 million from the three months ended March 31, 2001.

         The recent economic slowdown has adversely impacted the high technology industry. Although our customer base includes some of companies in the high technology industry, we also derive revenues from other industries including the financial services and media and entertanment markets. As with many companies in the high technology industry, we have suffered a depressed stock price and an increase in the aging of our receivables. We have taken additional provisions for bad debt, which resulted in an overall decrease to our days sales in accounts receivable.

         The following discussion comparing our historical results of operations does not reflect the results of operations of SoftAware for the three months and nine months ended June 30, 2000 and only reflects the results of operations of Sandpiper from December 28, 1999 and the results of operations of Live On Line from January 18, 2000, the dates of the respective acquisitions. SoftAware was acquired on September 15, 2000.

Results of Operations

Three Months Ended June 30, 2001 and 2000

         Revenue. Revenue increased to $35.6 million for the three months ended June 30, 2001 from $16.1 million for the three months ended June 30, 2000. Increases in the number of deployed customers to 668 from 279 drove revenues to increase in the majority of the Company's product categories. Specifically, revenue from Network Services increased by $912,000, Hosting services by $13.6 million and Content Delivery by $5.1 million. These increases were offset by a decrease in revenue from Application and Professional Services of $127,000. Revenue derived from the sale of hosting equipment, included in the Hosting services product category, increased $5.7 million due to an increase in the volume of equipment sales.

         Cost of Revenue. Cost of revenue increased to $52.2 million for the three months ended June 30, 2001 from $32.8 million for the three months ended June 30, 2000. The increase in cost of revenue was due to $7.0 million of spending for additional network capacity, $2.3 million in recruitment and compensation costs relating to the addition of network and data center operations personnel, $4.4 million in additional costs associated with expansion of existing data center facilities and the deployment of the San Jose and Japan data center facilities and $5.5 million of equipment-related costs.

         Sales and Marketing. Sales and marketing expenses increased to $17.3 million for the three months ended June 30, 2001 from $14.7 million for the three months ended June 30, 2000. This increase was due to $4.8 million of growth in personnel and related costs offset by a decrease of $2.2 million in advertising, promotions and other marketing program expenses.

         Product Development. Product development expenses increased to $8.1 million for the three months ended June 30, 2001 from $6.3 million for the three months ended June 30, 2000. This increase was due to $2.5 million in growth of personnel and related costs offset by a decrease of $0.7 million of costs for new product initiatives.

         General and Administrative. General and administrative expenses increased to $16.1 million for the three months ended June 30, 2001 from $6.7 million for the three months ended June 30, 2000. This increase was due to $3.3 million of growth in personnel and related expenses and $6.1 million office facility expenses, legal and accounting fees and other administrative related expenses, including an additional $3.3 million bad debt expense.

         Depreciation. Depreciation expense increased to $21.1 million for the three months ended June 30, 2001 from $8.4 million for the three months ended June 30, 2000. This increase was attributed to a significant increase in property and equipment balances. As we continue to build our infrastructure, we expect future increases to our property and equipment balances and therefore expect corresponding increases to depreciation expense.

         Amortization of intangible assets. Amortization expense decreased to $7.7 million for the three months ended June 30, 2001 from $53.1 million for the three months ended June 30, 2000. This decrease was primarily due to an approximately $1.0 billion impairment charge on goodwill and intangible assets in the quarter ended March 31, 2001. As a result of the impairment charge, the remaining unamortized balance in goodwill and intangible assets has decreased significantly causing a corresponding decrease in the amortization of those intangible assets. Amortization of intangible assets is expected to remain at this reduced level in future quarters.

         Interest Income, Interest Expense and Other Income, Net. Interest income, interest expense and other income, net, decreased to a net expense of $1.5 million for the three months ended June 30, 2001 from a net income of $5.7 million for the three months ended June 30, 2000. This decrease was due a decrease in interest income earned on a lower average cash balance. The prior year period average cash balance was higher due to proceeds from the issuance of shares of our common stock in our secondary stock offering in February 2000 and of the convertible subordinated notes.

Nine Months Ended June 30, 2001 and 2000

         Revenue. Revenue increased to $100.1 million for the nine months ended June 30, 2001 from $35.0 million for the nine months ended June 30, 2000. Increases in the number of deployed customers to 668 from 279 drove revenues to increase in all of the Company's product categories. Specifically, revenue from Network Services increased by $4.9 million, Hosting services by $39.3 million, Content Delivery by $18.6 million and Application and Professional Services by $2.3 million. Revenue derived from the sale of hosting equipment, included in the Hosting services product category, increased $15.2 million due to an increase in the volume of equipment sales.

         Cost of Revenue. Cost of revenue increased to $146.3 million for the nine months ended June 30, 2001 from $72.6 million for the nine months ended June 30, 2000. The increase in cost of revenue was due to $30.0 million of spending for additional network capacity, $14.5 million in recruitment and compensation costs relating to the addition of network and data center operations personnel, $15.5 million in additional costs associated with expansion of existing data center facilities and the deployment of the San Jose and Japan data center facilities and $13.5 million of equipment-related costs.

         Sales and Marketing. Sales and marketing expenses increased to $55.6 million for the nine months ended June 30, 2001 from $35.2 million for the nine months ended June 30, 2000. This increase was due to $19.9 million of growth in personnel and related costs and $0.5 million of advertising, promotions and other marketing program expenses.

         Product Development. Product development expenses increased to $28.0 million for the nine months ended June 30, 2001 from $13.4 million for the nine months ended June 30, 2000. This increase was due to $13.5 million in growth of personnel and related costs and $1.1 million of costs arising from new product initiatives, developing intellectual property in content aware routing such as TraceWare and VistaWare and developing new technologies to support our Content Delivery and Managed Hosting service offerings.

         General and Administrative. General and administrative expenses increased to $47.9 million for the nine months ended June 30, 2001 from $15.4 million for the nine months ended June 30, 2000. This increase was due to $13.7 million of growth in personnel and related expenses and $18.8 million office facility expenses, legal and accounting fees and other administrative related expenses, including an additional $9.5 million bad debt expense.

         Depreciation. Depreciation expense increased to $54.5 million for the nine months ended June 30, 2001 from $16.8 million for the nine months ended June 30, 2000. This increase was attributed to a significant increase in property and equipment balances. As we continue to build our infrastructure, we expect future increases to our property and equipment balances and therefore expect corresponding increases to depreciation expense.

         Amortization of intangible assets. Amortization expense increased to $153.7 million for the nine months ended June 30, 2001 from $106.4 million for the nine months ended June 30, 2000. This increase was primarily due to a full period of amortization of the goodwill and intangibles related to the acquisitions of Sandpiper, Live On Line and SoftAware, which were completed in December 1999, January 2000 and September 2000, respectively. This increase was offset by a decrease in the current quarter's amortization as a direct result of a $1.0 billion impairment charge on goodwill and intangible assets in the quarter ended March 31, 2001. Amortization of intangible assets is expected to decrease in future periods due to this impairment charge.

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

         Interest Income, Interest Expense and Other Income, Net. Interest income, interest expense and other income, net, decreased to $3.2 million for the nine months ended June 30, 2001 from $8.1 million for the nine months ended June 30, 2000. This decrease was due to a full period of interest expense on the convertible notes, and was offset by higher average cash balance for the nine-month period, primarily from proceeds from the issuance of shares of our common stock in our secondary stock offering in February 2000 and of the convertible subordinated notes, and gains on the sale of property and equipment.

Liquidity and Capital Resources

         From inception through our initial public offering on June 29, 1999, we financed our operations primarily through private equity placements of $86.9 million dollars and borrowings under notes payable and capital leases from financial institutions of $5.7 million. We raised $63.1 million in net proceeds from our initial public offering. In February 2000, we raised $744.0 million in net proceeds from our secondary offering of our common stock and issuance of convertible subordinated notes. As of June 30, 2001, we had cash, cash equivalents and marketable securities totaling $231.1 million.

         Net cash used in our operating activities for the nine months ended June 30, 2001 was $199.6 million. The net cash used by operations was primarily due to working capital requirements and net losses, net of an impairment charge on goodwill and intangible assets and depreciation and amortization. Net cash provided by investment activities was $165.8 million for the nine months ended June 30, 2001 and was comprised primarily of proceeds from investments which matured of $436.6 million and proceeds from the sale of equipment of $5.4 million, which were offset by equipment purchases of $147.5 million, investment purchases of $110.2 million, a $12.9 million increase in restricted cash and $5.6 million of intangible asset purchases. Net cash provided by financing activities was approximately $7.1 million and was related primarily to an increase in the cash overdraft balance of $8.8 million, proceeds from the issuance of common stock of $2.3 million and the repayment of shareholder notes of $462,000, offset by repayments of capital lease obligations of $3.8 million, loans made to an executive officer of $600,000 and the repurchase of common stock of $142,000.

         It is also our policy to periodically perform analyses of short-term assets, such as reviewing accounts receivable balances for collectibility and reviewing inventory balances to ensure inventory is carried at the lower of cost or market. During the quarter ended June 30, 2001, we recorded $3.3 million of bad debt expense based on a review of accounts receivable balances. If the collectibility of our accounts receivable balances declines, we may recognize more bad debt expense in future periods. If the market value of our inventory falls below the cost at which it is recorded, we may recognize a write-down of inventory.

         Pursuant to the merger with Sandpiper, we assumed from Sandpiper a promissory note with a financial institution in the amount of $84,000 at a stated interest rate of 7% per annum, principal and interest due monthly for 36 months and collateralized by equipment. As of June 30, 2001, $11,000 remains outstanding.

         In December 1999, Sun Microsystems agreed to provide $100 million of lease financing, subject to certain milestones, for the acquisition of equipment. As of June 30, 2001, $30 million of lease financing has been made available under this agreement. Total borrowings under this lease line were $11.1 million at June 30, 2001 and are collateralized by the equipment.

         In June 2000, Compaq Computer Corporation agreed to provide $50 million, which may be increased to $80 million under certain circumstances, of lease financing for the acquisition of equipment. We have not drawn any amounts under the financing agreement.

         In addition, we have several other lease lines of credit. Total borrowings under these other lease lines of credit were $21.9 million at June 30, 2001, of which $130,000 and $55,000 were assumed pursuant to the mergers with Sandpiper and SoftAware, respectively. The equipment collateralizes all of these borrowings.

         The execution of our business plan will require substantial additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. We intend to consider our future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by potential strategic partners. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements.

     . demand for our services or our anticipated cash flow from operations being less than expected;

     .   our development plan or projections proving to be inaccurate;

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

         On May 14, 2001, the Company, Cable and Wireless plc ("Cable and Wireless" and Dali Acquisition Corp., an indirect wholly-owned subsidiary of Cable and Wireless, entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Cable and Wireless would acquire Digital Island in a cash tender offer. As of the close of the tender offer and the subsequent offering period on July 18, 2001, Cable and Wireless's ownership interest in Digital Island was approximately 69,13,519 shares or 84% of the outstanding shares of the Company. The completion of the acquisition is expected to be on or around August 30, 2001, at which time Digital Island will become a wholly owned subsidiary of Cable and Wireless. Although financing terms have not yet been agreed, Cable and Wireless has agreed to support Digital Island in its path to profitability.

Recent Accounting Pronouncements

         In July 2001, the FASB issued two Statements; Statement No. 141, "Business Combinations" (SFAS No.141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 revises the accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with a fiscal year beginning after March 15, 2001. We expect to adopt the pronouncement as of October 1, 2001, which is the beginning of our fiscal year 2002. We have not yet evaluated the effects of these changes on our consolidated financing statements.

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

         The revenue and income potential of our business and market is unproven. From inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. For the nine months ended June 30, 2001, our operating loss, negative cash flow from operations and net loss were $1.4 billion, $199.6 million and $1.4 billion, respectively.

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

         The bandwidth capacity agreements are generally cancelable and provide for termination fees if canceled by us prior to expiration. The Company canceled a number of these agreements during the nine months ended June 30, 2001. The loss associated with the termination fees cannot be reasonably estimated at this point and may cause a charge to income in future periods.

         We have also begun a program of obtaining bandwidth under indefeasible-right-of-use ("IRU") agreements, with terms of 15 to 25 years. Although we expect to increase the gross profit margin by entering these agreements, we also commit to a specific purchased bandwidth capacity for a period of at least 15 years. While these agreements require payment upon entering into the IRU, the cost is amortized into our operating results over the term of the agreement.

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

         As of June 30, 2001, we had contracts with 750 customers of which 668 were deployed. We have experienced an overall decrease in the numbers of contracted and deployed customers as a result of efforts to increase revenue per customer by discontinuing service with low revenue-generating customers. We currently incur costs greater than our revenues and need to increase customer revenue to become profitable. If we are unable to retain or grow our customer base and revenues, we will not be able to achieve the economies of scale necessary to offset our fixed and variable operating costs. Our ability to attract new customers depends on a variety of factors, including:

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

         Our business is dependent on providing our customers with fast, efficient and reliable network services. To meet these customer requirements we must protect our network infrastructure against damage from:

     .   human error;

     .   fire;

     .   natural disasters;

     .   power loss;

     .   sabotage or vandalism;

     .   telecommunications failures; and similar events.

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

We will require significant additional capital, and if our acquisition by Cable & Wireless were not consummated, or we cannot obtain this financing on commercially reasonable terms, our business will suffer.

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

          Effective April 30, 2001, T.L. Thompson has resigned as the Chief Financial Officer of the Company. The Company's current Treasurer, Addo Barrows, assumed the duties and the title of Interim Chief Financial Officer. David White, Corporate Controller, was appointed Chief Accounting Officer, Vice President in April 2001.

          We are highly dependent on key members of our management and engineering staff. The loss of one or more of these individuals might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support work is critical to our success. As our business grows, we will also need to recruit a significant number of additional management, technical and other personnel.

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

         It is our policy to assess the impairment of long-lived assets, such as fixed assets, goodwill and intangible assets, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If our market capitalization is consistently lower than the carrying value of our assets, this may trigger an impairment analysis. Additionally, if the projected future undiscounted cash flows of our enterprise-wide assets were determined to be less than the carrying value of those assets, we would recognize an impairment loss. During the quarter ended March 31, 2001, we recorded a $1.0 billion impairment charge based on an impairment assessment of the goodwill and identifiable intangible assets recorded upon the acquisition of Sandpiper, Live On Line and SoftAware. We currently have excess capacity in our data centers and we may, in future quarters, recognize an impairment loss related to our fixed assets if their book value exceeds their fair value.

         It is also our policy to periodically perform analyses of short-term assets, such as reviewing accounts receivable balances for collectibility and reviewing inventory balances to ensure inventory is carried at the lower of cost or market. During the quarter ended June 30, 2001, we recorded $3.3 million of bad debt expense based on a review of accounts receivable balances. If the collectibility of our accounts receivable balances declines, we may recognize more bad debt expense in future periods. If the market value of our inventory falls below the cost at which it is recorded, we may recognize a write-down of inventory.

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

         We market and sell our network services and products in the United States and internationally. While the United States currently represents the majority of our revenues, we expect the percentage of our international sales to increase over time and expect to commit significant resources to expand our international sales and marketing activities throughout fiscal year 2001. However, we may not be able to successfully market, sell, deliver and support our networking services and products internationally. We presently conduct international sales through local subsidiaries in Australia, Belgium, France, Germany, Hong Kong, Ireland, Japan, the Netherlands, Sweden, Switzerland and the United Kingdom and through distributor relationships with third parties in countries where we have no physical presence. Our failure to manage our international operations effectively could limit the future growth of our business, increase our costs, lengthen our sales cycle and require significant management attention.

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

         We have substantial amounts of outstanding indebtedness, primarily consisting of the convertible subordinated notes that were issued in February 2000. As a result of this indebtedness, our principal and interest payment obligations have increased substantially. In the absence of the proposed acquisition by Cable & Wireless, there is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. There can be no assurance that any financing arrangements will be available.

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

         Stock prices and trading volumes for many Internet companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our operating results may fall below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would be likely to significantly decrease. Sales of substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public, or the appearance that a large number of shares are available for sale, could depress the market price for our common stock.


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

         On September 21, 2000, Akamai filed a Compliant in the U.S. District Court, Northern District of California, alleging that Digital Island's distribution of certain marketing materials constituted false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with prospective business advantage and requesting, among other things, a Temporary Restraining Order prohibiting Digital Island from disseminating the materials at issue and publicly commenting on certain related issues. Based on our preliminary investigation, we believe that we have meritorious defenses to Akamai's claims and intend to vigorously defend ourselves in any litigation that arises from these claims. On October 13, 2000, the Court denied Akamai's request for a Temporary Restraining Order. On
October 26, 2000, we filed counterclaims in this case for equitable relief and damages, alleging that Akamai's distribution of certain marketing material constituted false advertising, unfair competition, and interference with contract and interference with prospective economic relationships.

         The Company and SRI International ("SRI") are involved in a contract dispute relating to the timing of the issuance and registration of the shares issued to SRI as consideration for the technology and related patent and consulting work purchased by the Company under the Technology Purchase Agreement and Research Alliance dated November 22, 1999 (the "SRI Agreement"). SRI asserts that it is owed an additional $2.4 million of Common Stock. We believe that we have meritorious defenses to SRI's claims. As required by the SRI Agreement, the parties submitted the matter to mediation and presently intend to submit the matter to binding arbitration.

         In August 2001, Digital Island became aware that a purported shareholder class action lawsuit was filed in the US District Court for the Southern District of New York naming Digital Island as a defendant along with certain of its present and former offices and directors and alleging violations of certain sections of the Securities Act 1933 and the Securities Exchange Act 1934.

         The actions allege that the Registration Statement and Prospectus ("Prospectus") through which Digital Island conducted its initial public offering ("IPO") in June 1999, was false and misleading because it failed to disclose, amongst other things, that (i) the underwriters of the IPO allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of Digital Island shares issued in connection with the IPO; and (ii) the underwriters allegedly had entered into agreements with customers whereby the underwriters agreed to allocate Digital Island shares to those customers in the IPO in exchange for which the customers agreed to purchase additional Digital Island shares in the after market at pre-determined prices.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        The Company held its annual meeting of stockholders on April 3, 2001. At such meeting the following actions were voted upon:

        a. Election of Directors

                                                                                   Broker
                                                  For             Against        Abstentions      Non-Votes
                                           ------------------ ---------------- ---------------- ---------------
              Mary Cirillo-Goldberg           57,828,780          867,397             0               0
              Shahan Soghikian                57,823,949          872,228             0               0

        b. Approval of an amendment to Digital Island's Amended and Restated Certificate of Incorporation to increase the Stock from 100,000,000 to 200,000,000.

                                                                                   Broker
                                                  For             Against        Abstentions      Non-Votes
                                           ------------------ ---------------- ---------------- ---------------
                                              56,572,393         2,023,251         100,533            0

        c. Ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year September 30, 2001.

                                                                                   Broker
                                                  For             Against        Abstentions      Non-Votes
                                           ------------------ ---------------- ---------------- ---------------
                                              58,218,194          405,803          72,180             0


ITEM 5. OTHER INFORMATION.

Subsequent Events

        Effective July 16, 2001, Christos Cotsakos, Robert Marbut and Mary Cirillo-Goldberg resigned from the Company's board of directors. The Company increased the size or its board of directors from seven members to ten members. Pursuant to Article II of the Agreement and Plan of Merger dated May 14, 2001, Cable and Wireless plc is entitled to and has designated certain persons to the Company's board of directors. The designees, Robert Drolet, Avery Duff, Mark Lefar, Mike McTighe, Don Reed and Graham Wallace, have been appointed to the Company's board of directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

        None.

(b) Reports on Form 8-K.

         The Company filed 3 reports on Form 8-K during the quarter ended June 30, 2001. Information regarding the items reported on is as follows:

         May 7, 2001

         The Company's board of directors authorized the implementation of an option exchange program for members of its senior management and also granted additional options to its employees pursuant to its 1999 Stock Incentive Plan and its 2000 Supplemental Stock Option Plan.

         May 14, 2001

         The Company announced the signing of a definitive merger agreement with Cable and Wireless plc.

         June 29, 2001

         Cable and Wireless plc announced the completion of their tender offer for all of the issued and outstanding shares of common stock of the Company. As of the expiration of the initial offering period, approximately 80.0% of the total issued and outstanding shares were tendered, resulting in a change of control of the Registrant. On June 19, 2001, a subsequent offering period commenced and expired on July 17, 2001.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2001               DIGITAL ISLAND, INC.
                                    (Registrant)


Date: August 14, 2001               By: /s/ Ruann F. Ernst
                                    Ruann F. Ernst,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)


Date: August 14, 2001               By: /s/ David White
                                    David White,
                                    Vice President and Chief Accounting Officer
                                    (Chief Accounting Officers)